Form 10QSB
period 2000-06-30
THOROUGHBRED INTERESTS INC
filed 2001-01-10
CIK 1092448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                                             000-30949
                                                      (Commission file number)

                          THOROUGHBRED INTERESTS, INC.
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                        61-1342734
 (State or other jurisdiction                            (IRS Employer
 of incorporation or organization)                      Identification No.)

                127 SOUTH 6TH STREET, LOUISVILLE, KENTUCKY 40202
                    (Address of principal executive offices)

                                 (502) 584-4434
                           (Issuer's telephone number)

   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of June 30, 2000 - 26,386,000 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                          THOROUGHBRED INTERESTS, INC.
                                      INDEX

                                                                               Page
                                                                              Number
                                                                              ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet as of June 30, 2000                                     2

           Statements of Income
                  Three months ended June 30, 2000 and 1999                      3
                  Six months ended June 30, 2000 and the period
                  commencing March 25, 1999 (Inception) to June 30, 2000         4

           Statement of Changes in Stockholders' Equity                          5

           Statements of Cash Flows
                  Six months ended June 30, 2000 and period commencing
                  from March 25, 1999 (Inception) to June 30, 2000               6

           Notes to Financial Statements                                       7-9

Item 2.    Management's Plan of Operation                                       10

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                    11

Item 2.    Change in Securities and Use of Proceeds                             11

Item 3.    Defaults Upon Senior Securities                                      11

Item 4.    Submission of Matters to a Vote of Security Holders                  11

Item 5.    Other Information                                                    11

Item 6.    Exhibits and Reports on Form 8-K                                     11

SIGNATURES                                                                      12

Part III.  EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          THOROUGHBRED INTERESTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                                      2000              1999
                                                                      ----              ----
Current Assets
    Cash in bank                                                    $ 215,127         $  11,348
    Accounts Receivable                                               112,580             - 0 -
    Investment in thoroughbred horses (note 1)                        152,866           441,107
                                                                    ---------         ---------
                                                                      480,573           452,455
Other assets
      Deferred registration costs (note 1)                              7,497             5,385
                                                                    ---------         ---------
         Total assets                                               $ 488,070         $ 438,754
                                                                    =========         =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Note payable (note 5)                                           $ 400,000         $ 350,000
    Accounts payable and accrued expenses                             131,997           102,235
                                                                    ---------         ---------
         Total current liabilities                                    531,997           452,235

Other liabilities
      Loan payable-stockholder (note 2)                                53,511           113,511
                                                                    ---------         ---------
            Total liabilities                                         585,508           565,746
                                                                    ---------         ---------
 Stockholders equity
    Preferred stock, par value $ .001, 10,000
       shares authorized; no shares issued
    Common stock, par value  $.001,
       100,000,000 shares authorized;
       26,386,000 shares issued and outstanding                        26,386            26,386
       Deficit accumulated during Development Stage                  (123,699)         (134,167)
    Less: subscription receivable                                        (125)             (125)
                                                                    ---------         ---------
                                                                      (97,438)         (107,906)
                                                                    ---------         ---------
         Total liabilities & stockholders equity                    $ 488,070         $ 457,840
                                                                    =========         =========

              See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                                              2000                  1999
                                                              ----                  ----
Revenue from Horse Sales                                 $   372,475            $     - 0 -

Cost of Horses Sold                                          229,661                  - 0 -
                                                         -----------            -----------
     Gross Profit                                            142,814                  - 0 -

Operating Expenses
     Operational costs                                        38,157                  - 0 -
     General & administrative                                 47,223                 10,209
                                                         -----------            -----------
     Total operating expenses                                 85,380                 10,209
                                                         -----------            -----------
Net income (loss) before other income and expense             57,434                (10,209)

Other income and expense
      Interest expense (net)                                  (1,876)                 - 0 -
                                                         -----------            -----------
Net income before provision for income taxes                  55,558                (10,209)

Provision of income taxes                                      - 0 -                  - 0 -
                                                         -----------            -----------
Net income (loss)                                        $    55,558            $   (10,209)
                                                         ===========            ===========
Net (loss) per common share-development stage            $      .002            $     (0.00)
                                                         ===========            ===========
Weighted average number of common shares outstanding      26,386,000             26,386,000
                                                         ===========            ===========

               See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME
              FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND THE PERIOD
             COMMENCING MARCH 25, 1999 (INCEPTION) TO JUNE 30, 1999

                                                                                                  MARCH 25, 1999
                                                                                                  (INCEPTION) TO
                                                                       2000            1999        JUNE 30, 2000
                                                                       ----            ----       --------------
Revenue from Horse Sales                                         $   669,975      $     - 0 -     $ 669,975
Cost of Horses Sold                                                  455,258            - 0 -       455,258
                                                                 -----------      -----------     ---------
     Gross Profit                                                    214,717            - 0 -       214,717

Operating Expenses
     Operational costs                                               84,598            - 0 -        140,318
     General & administrative                                        78,025           10,209        116,972
                                                                 -----------      -----------     ---------
     Total operating expenses                                        162,623           10,209       257,290
                                                                 -----------      -----------     ---------
Net income (loss) before other income and expense                     52,094          (10,209)      (42,573)

Other income and expense
     Interest expense (net)                                          (41,626)           - 0 -       (81,126)
                                                                 -----------      -----------     ---------
Net income (loss) before provision for income taxes                   10,468          (10,209)     (123,699)

Provision for income taxes                                             - 0 -            - 0 -         - 0 -
                                                                 -----------      -----------     ---------
Net income (loss)                                                $    10,468      $   (10,209)    $(123,699)
                                                                 ===========      ===========     =========
Net (loss) per common share-development stage                    $      0.00      $      0.00
                                                                 ===========      ===========
Weighted average number of common shares outstanding              26,386,000       26,386,000
                                                                 ===========      ===========

               See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                                                             Accumulated
                                                   Common stock                             Deficit During
                                                   ------------        Additional paid        Development
                                               Shares        Amount       in Capital             Stage
                                               -----------------------------------------------------------
Balance - inception (March 25, 1999)                - 0 -      - 0 -        - 0 -                 - 0 -

Common stock issued to founder and
 others for services rendered in 1999          13,150,000     13,150        - 0 -                 - 0 -

Sale of common stock in 1999                       43,000         43        - 0 -                 - 0 -

Stock split two for one - July 23, 1999        13,193,000     13,193        - 0 -                 - 0 -

Net (loss) from inception to
  December 31, 1999                                 - 0 -      - 0 -        - 0 -              (134,167)
                                               ----------    -------        -----             ---------
Balance - December 31, 1999                    26,386,000     26,386        - 0 -              (134,167)

Net income - Six months ended 6/30/00               - 0 -      - 0 -        - 0 -                10,468
                                               ----------    -------        -----             ---------
Balance - June 30, 2000                        26,386,000    $26,386        - 0 -             $(123,699)
                                               ==========    =======        =====             =========

               See accompanying notes to the financial statements

                          THOROUGHBRED INTERESTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND THE PERIOD
             COMMENCING MARCH 25, 1999 (INCEPTION) TO JUNE 30, 1999

                                                                                                              MARCH 25, 1999
                                                                                                              (INCEPTION) TO
                                                                         2000              1999                JUNE 30, 2000
                                                                         ----              ----               --------------
Cash flows from operations:
    Net income (loss)                                                  $  10,468          $(10,209)            $(123,699)
    Adjustments to reconciliate net income (loss) to net
    cash provided by operating activities:
    Common stock issued for services                                       - 0 -            18,775                18,775
 Changes in operating assets and liabilities:
     (Increase) in accounts receivable - trade                          (112,580)            - 0 -              (112,580)
     (Decrease) in investment in thoroughbred horses                     288,241             - 0 -              (152,866)
     (Decrease) in accounts payable and accrued expenses                  29,762             3,835               131,997
                                                                       ---------          --------             ---------
Net cash provided from operations                                        215,891            12,401              (238,373)
                                                                       ---------          --------             ---------
Cash flows from financing activities:
     Proceeds of common stock issued                                       - 0 -             4,300                 7,611
     (Increase) in deferred registration costs                            (2,112)           (4,000)               (7,497)
     Increase (decrease) in stockholder loan                             (60,000)            - 0 -                53,511
     Proceeds of note payable                                             50,000             - 0 -               400,000
     (Increase) in subscriptions receivable                                - 0 -           (12,040)                 (125)
                                                                       ---------          --------             ---------
Net cash provided (used) from financing activities                       (12,112)          (11,740)              453,500
                                                                       ---------          --------             ---------
Net increase in cash                                                     203,779               661               215,127

Cash  - beginning                                                         11,348             - 0 -                 - 0 -
                                                                       ---------          --------             ---------
Cash - ending                                                          $ 215,127          $    661             $ 215,127
                                                                       =========          ========             =========
Supplemental disclosures:
      Interest expense                                                 $  42,750          $  - 0 -             $  82,250
                                                                       =========          ========             =========

               See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -          BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  BUSINESS AND ORGANIZATION

                  The Company was organized under the laws of Nevada on March 25, 1999. The Company's business consists of purchasing, training and sales of thoroughbred horses. The Company is in its development stage.

                  INTERIM FINANCIAL INFORMATION

                  The financial information contained herein is unaudited but includes all normal and recurring adjustments which in the opinion of management are necessary to present fairly the information set forth. The Company's results for interim periods are not necessarily indicative of the results to be expected for the fiscal year of the Company ending December 31, 2000.

                  ORGANIZATION COSTS

                  The Company has incurred various expenditures in the formation of its corporate and organizational structure. In accordance with SOP 98-5 these costs will be expensed as incurred.

                  DEFERRED REGISTRATION COSTS

                  The Company has incurred various costs to prepare and file the required documents for any future stock offering. These costs will be offset against the proceeds of a successful offering, or expensed if unsuccessful.

                  SUBSCRIPTION RECEIVABLE

                  Sales of common stock have occurred whereby the proceeds have not been received, thus the balances have been reflected as an offset to stockholders equity.

                  INVESTMENT IN THOROUGHBRED HORSES

                  The Company's investment in thoroughbred horses are stated at the lower of cost or market plus applicable carrying costs.

                  MANAGEMENT ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements

                  NET LOSS PER COMMON SHARE

                  Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

NOTE 2 -          RELATED PARTY TRANSACTIONS

                  The Company has issued 13,150,000 shares of common stock to its founder and various other individuals at a par value of $ .001 for their time and effort in establishing the Company. An substantial amount of these shares will be subject to a restriction against transfer for a period of at least one year pursuant to SEC rule 144.

                  The founder of the Company has assumed the role of CEO and Chairman of the Board of Directors at a salary and a stock option plan subject to the approval by the Board of Directors. The financial statements reflect $45,000 of accrued compensation in accordance with the agreement to be paid upon sufficient cash flow. The employment agreement commenced on January 3, 2000 for a three year period ending December 31, 2002. The agreement in addition to scheduled salary increases also provides for incentive bonuses in accordance with prescribed performance levels of the Company. In addition the CEO has received a grant of incentive stock options pursuant to Company's Millennium Stock Option Plan of three million shares of common stock.

                  The CEO has advanced funds as a interest free, unsecured loan to the Company.

                  The Company commenced in April 2000 utilizing an office facility leased by the CEO on a informal agreement at $1,352 per month to conduct its business operations.

NOTE 3 -          CAPITAL TRANSACTIONS

                  a.) The Company at its inception issued 13,150,000 shares of common stock to various related parties.

                  b.) The Company issued 43,000 shares of common stock during
                      March and April 1999 for $4,300 pursuant to Section 4(2) of the Securities Act of 1933, as amended.

                  c.) The Company by an unanimous consent in lieu of a special meeting of Directors approved a two (2) for one (1) forward stock split for all shares issued and outstanding effective July 23, 1999. The authorized shares of common stock increased from 10,000,000 to 100,000,000 and the par value remained at $ .001 per share.

NOTE 4 -          STOCK OPTION PLAN

                  The Board of Directors has approved The Millennium Stock Option Plan effective as of January 3, 2000 to compensate executives, key management personnel and consultants of the Company. The plan document has authorized a maximum of 10,000,000 shares of common stock to be optioned at an exercise price to be determined by the Company. In the case of the incentive stock option the exercise price shall not be less than 100% of the fair market value of the shares on the date the option is granted. The stock options are exercisable no sooner than six months nor more than ten years from the date it is granted. The fair market value of common stock options granted will be reflected as compensation issued.

NOTE 5 -          NOTES PAYABLE

                  On September 30, 1999 pursuant to a written promissory note the Company was loaned $300,000 from Augustine Fund, L.P. The note has no stated interest but calls for the payment of $375,000 in (180) one hundred eighty days from September 30, 1999. The Augustine Fund L.P. has the right to convert all or any portion of the $375,000 into shares of common stock (the "Converted Shares") at $.10 per share and warrants exercisable into one-half the number of Converted Shares at $.15 per share. As security for this loan, the President of the Company has placed in escrow 6,000,000 restricted shares of common stock. The Augustine Fund, L.P. granted the Company an extension to March 31, 2001 for satisfaction of the note.

                  On December 15, 1999, pursuant to convertible promissory note the Company was loaned $50,000 from an individual. The note is unsecured and bears interest at 12% per annum payable including interest on or before August 13, 2000. On February 10, 2000 the Company received an additional $50,000 under the same terms. The promissory notes are both convertible into fifty shares of common stock (the "Converted Shares" ) at $ .10 per share and warrants exercisable into one-half the number of Converted Shares at $ .15 per share. The due date of the notes plus accrued interest has been extended to March 31, 2001.

NOTE 6 -          INCOME TAXES

                  The Company in accordance with FASB 109, it has been determined that a 100 % valuation allowance of the entire net operating loss is deemed appropriate since future profitable operations cannot be ascertained at this time.

NOTE 7 - SUBSEQUENT EVENTS

                  a.) On November 7, 2000, the Company filed a request with the Securities and Exchange Commission to withdraw its proposed stock offering pursuant to Regulation A of the Securities and Exchange Act of 1933, as amended. The Company did not sell any common stock under its Regulation A filing

                  b.) The Company entered into an Internet Domain Name Agreement effective September 30, 2000 to acquire the domain name Thoroughbredsales.com for 25,000 shares of common stock. The shares were subsequently issued in November 2000.

Item 2.   Management's Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Plan of Operations for the next 12 months

We have developed a plan of operations reflecting our objectives and anticipated growth for the next 12 months and beyond. In our plan, we identify our cash requirements, our anticipated purchases of new horses, and our required staffing and additional funding requirements to fulfill our business objectives.

Cash Requirements

We estimate that we require a minimum of approximately $400,000 and a maximum of approximately $1,000,000 to operate for the next 12 months. The minimum of $400,000 is required for operating expenses. The maximum will be required, however, if the Augustine Fund and Mr. Andrew Dyer do not convert their promissory notes into Common Stock of the Company. This estimate of required funds includes the $375,000 due and payable to the Augustine Fund as of March 31, 2001 and $400,000 in estimated operating expenses including office rent, boarding, training and/or racing our horses.

Although there can be no assurance, we expect that both the Augustine Fund and Andrew Dyer will convert their notes payable into our Common Stock pursuant to their Amended Promissory Notes.

To the extent we are unable to meet our operating expenses or matured notes payable, we may borrow funds from our President, Mr. Tilton or others, or we may attempt to raise capital from large institutional investment equity funds. Any funds generated from sales of horses or from equity investments, if any, in our Company that exceeds our operating expenses and debt repayments will be used to purchase additional thoroughbred horses.

Change in Number of Employees

We may hire up to three additional employees in 2001, finances permitted, in the areas of marketing and sales.

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is not aware of any legal proceedings pending, threatened or contemplated, against any of its officers and directors, respectively, in their capacities.

Item 2.    Change in Securities and Use of Proceeds

In connection with the Company's incorporation, the Company issued 12,000,000 shares of its Common Stock to Mr. Tilton at the par value of $.001 per share. These shares were issued to Mr. Tilton in recognition of his pre-incorporation services.

Subsequently, due to the Company's 2 for 1 forward stock split, Mr. Tilton's shares were increased to 24,000,000 shares. 6,000,000 of these shares are being held in escrow in the name of H. Glen Bagwell as security for the Augustine Fund, L.P.

In March 1999, the Company issued 2,050,000 shares of its Common Stock to five investors in exchange for services rendered to the Company. The Company also issued in March 1999, 43,000 shares of our Common Stock at $.10 per share to 43 investors.

All of the above shares of Common Stock have been issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The basis for such exemption was the Company's belief that the investors were either accredited or sophisticated. For those investors deemed sophisticated, they had access to information on the Company necessary to make an informed investment decision.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

27.1 - Financial Data Schedule

(b)      Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Thoroughbred Interests, Inc.

                          By: /s/ James D. Tilton, Jr.
                          ----------------------------
                          James D. Tilton, Jr.
                          Chief Executive and Principal
                          Accounting Officer

Date: January 9, 2001