Form 10QSB
period 2000-09-30
THOROUGHBRED INTERESTS INC
filed 2001-01-10
CIK 1092448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of September 30, 2000 - 26,386,000 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                          THOROUGHBRED INTERESTS, INC.
                                      INDEX

                                                                                    Page
                                                                                   Number
                                                                                   ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet as of September 30, 2000                                     2

           Statements of Income
                  Three months ended September 30, 2000 and 1999                      3
                  Nine months ended September 30, 2000 and the period
                    commencing March 25, 1999 (Inception) to September 30, 2000       4

           Statement of Changes in Stockholders' Equity                               5

           Statements of Cash Flows
                  Nine months ended September 30, 2000 and period commencing
                  from March 25, 1999 (Inception) to September 30, 2000               6

           Notes to Financial Statements                                             7-9

Item 2.    Management's Plan of Operation                                            10

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                         11

Item 2.    Change in Securities and Use of Proceeds                                  11

Item 3.    Defaults Upon Senior Securities                                           11

Item 4.    Submission of Matters to a Vote of Security Holders                       11

Item 5.    Other Information                                                         11

Item 6.    Exhibits and Reports on Form 8-K                                          11

SIGNATURES                                                                           12

Part III.  EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          THOROUGHBRED INTERESTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                                                2000                      1999
                                                                                ----                      ----
Current Assets
    Cash in bank                                                              $ 255,447                  $  11,348
    Investment in thoroughbred horses ( note 1 )                                300,866                    441,107
                                                                              ---------                  ---------
                                                                                556,313                    452,455
Other assets
      Deferred registration costs ( note 1 )                                     18,983                      5,385
                                                                              ---------                  ---------
         Total assets                                                         $ 575,296                  $ 438,754
                                                                              =========                  =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Note payable ( note 5 )                                                   $ 400,000                  $ 350,000
    Accounts payable and accrued expenses                                       322,266                    102,235
                                                                              ---------                  ---------
         Total current liabilities                                              722,266                    452,235

Other liabilities
      Loan payable B stockholder  (  note 2 )                                    30,673                    113,511
                                                                              ---------                  ---------
            Total liabilities                                                   752,939                    565,746
                                                                              ---------                  ---------
 Stockholder's equity
    Preferred stock, par value $ .001, 10,000
       shares authorized; no shares issued                                       -  0 -                      - 0 -
    Common stock, par value  $.001,
       100,000,000 shares authorized;
       26,386,000 shares issued and outstanding                                  26,386                     26,386
       Deficit accumulated during Development Stage                            (203,904)                  (134,167)
    Less: subscription receivable                                                  (125)                      (125)
                                                                              ---------                  ---------
                                                                               (177,643)                  (107,906)
                                                                              ---------                  ---------
         Total liabilities & stockholders equity                              $ 575,296                  $ 457,840
                                                                              =========                  =========

               See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                                            2000                  1999
                                                                                            ----                  ----
Revenue from Horse Sales                                                               $    - 0 -            $    - 0 -

Cost of Horses Sold                                                                         - 0 -                 - 0 -
                                                                                       ----------            ----------

     Gross Profit                                                                           - 0 -                 - 0 -

Operating Expenses
     Operational costs                                                                     18,018                19,531
     General & administrative                                                              59,187                12,826
                                                                                       ----------            ----------

     Total operating expenses                                                              77,205                32,357
                                                                                       ----------            ----------

Net income (loss) before other income and expense                                         (77,205)              (32,357)

Other income and expense
     Interest expense (net)                                                                (3,000)                - 0 -
                                                                                       ----------            ----------
Net income before provision for income taxes                                              (80,205)              (32,357)

Provision of income taxes                                                                   - 0 -                 - 0 -
                                                                                       ----------            ----------
Net income (loss)                                                                      $  (80,205)           $  (32,357)
                                                                                       ==========            ==========
Net (loss) per common share-development stage                                          $    (0.00)           $    (0.00)
                                                                                       ==========            ==========
Weighted average number of common shares outstanding                                   26,386,000            26,386,000
                                                                                       ==========            ==========

               See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND THE PERIOD
           COMMENCING MARCH 25, 1999 (INCEPTION) TO SEPTEMBER 30, 1999

                                                                                                                 MARCH 25, 1999
                                                                                                                  ( INCEPTION) TO
                                                                                    2000               1999     SEPTEMBER 30, 2000
                                                                                    ----               ----     ------------------
Revenue from Horse Sales                                                        $  669,975         $    - 0 -       $ 669,975
Cost of Horses Sold                                                                455,258              - 0 -         455,258
                                                                                ----------         ----------       ---------
Gross Profit                                                                       214,717              - 0 -         214,717

Operating Expenses
     Operational costs                                                             102,616             19,531         158,336
     General & administrative                                                      139,512             10,209         178,459
                                                                                ----------         ----------       ---------
     Total operating expenses                                                      242,128             42,566         336,795
                                                                                ----------         ----------       ---------
Net income (loss) before other income and expense                                  (27,411)           (42,566)       (122,078)

Other income and expense
      Interest expense (net)                                                       (42,326)             - 0 -        (81,526)
                                                                                ----------         ----------       ---------
Net income (loss) before provision for income taxes                                (69,737)           (42,566)       (203,904)

Provision for income taxes                                                           - 0 -              - 0 -           - 0 -
                                                                                ----------         ----------       ---------
Net income (loss)                                                               $  (69,737)        $  (42,566)      $(203,904)
                                                                                ==========         ==========       =========
Net (loss) per common share-development stage                                   $     0.02         $     0.00
                                                                                ==========         ==========
Weighted average number of common shares outstanding                            26,386,000         26,386,000
                                                                                ==========         ==========


               See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CHANGES IN STOCKHOLDERS'EQUITY
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,2000

                                                                                                                    Accumulated
                                                                                                                  Deficit During
                                                                  Common stock               Additional paid        Development
                                                             Shares          Amount             in Capital             Stage
                                                             -------------------------------------------------------------------

Balance - inception (March 25, 1999)                              - 0 -         - 0 -        - 0 -                    - 0 -

Common stock issued to founder and
 others for services rendered in 1999                        13,150,000        13,150        - 0 -                    - 0 -

Sale of common stock in 1999                                     43,000            43        - 0 -                    - 0 -

Stock split two for one - July 23, 1999                      13,193,000        13,193        - 0 -                    - 0 -

Net (loss) from inception to
  December 31, 1999                                               - 0 -         - 0 -        - 0 -                 (134,167)
                                                             ----------       -------        -----                ---------
Balance - December 31, 1999                                  26,386,000        26,386        - 0 -                 (134,167)

Net (loss) - Nine months ended 9/30/00                            - 0 -         - 0 -        - 0 -                  (69,737)
                                                             -----------      -------        -----                ---------
Balance - September 30, 2000                                 26,386,000       $26,386        - 0 -                $(203,904)
                                                             ==========       =======        =====                =========

               See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND THE PERIOD
           COMMENCING MARCH 25, 1999 (INCEPTION) TO SEPTEMBER 30, 1999

                                                                                                             MARCH 25, 1999
                                                                                                             (INCEPTION) TO
                                                                              2000             1999        SEPTEMBER 30, 2000
                                                                              ----             ----        ------------------
Cash flows from operations:
    Net income (loss)                                                        $ (69,737)      $ (42,566)        $(123,699)
    Adjustments to reconciliate net income (loss) to net
    cash provided by operating activities:
    Common stock issued for services                                             - 0 -          18,775            18,775
 Changes in operating assets and liabilities:
    (Increase) in prepaid expenses                                               - 0 -          (9,743)         (112,580)
    (Decrease) in investment in thoroughbred horses                            140,241        (259,862)         (152,866)
    (Decrease) in accounts payable and accrued expenses                        220,001         195,751           131,997
                                                                             ---------       ---------         ---------
Net cash provided from operations                                              290,535         (97,645)         (238,373)
                                                                             ---------       ---------         ---------
Cash flows from financing activities:
    Proceeds of common stock issued                                              - 0 -           7,611             7,611
    (Increase) in deferred registration costs                                  (13,598)         (5,385)           (7,497)
    Increase (decrease) in stockholder loan                                    (82,838)         95,679            53,511
    Proceeds of note payable                                                    50,000           - 0 -           400,000
    (Increase) in subscriptions receivable                                       - 0 -            (125)             (125)
                                                                             ---------       ---------         ---------
Net cash provided (used) from financing activities                             (46,436)         97,780           453,500
                                                                             ---------       ---------         ---------
Net increase in cash                                                           244,099             135           215,127

Cash - beginning                                                                11,348           - 0 -             - 0 -
                                                                             ---------       ---------         ---------
Cash - ending                                                                $ 255,447       $     135         $ 215,127
                                                                             =========       =========         =========
Supplemental disclosures:
      Interest expense                                                       $  45,750       $   - 0 -         $  85,250
                                                                             =========       =========         =========

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

                          THOROUGHBRED INTERESTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                  The founder of the Company has assumed the role of CEO and Chairman of the Board of Directors at a salary and a stock option plan subject to the approval by the Board of Directors. The financial statements reflect $67,500 of accrued compensation in accordance with the agreement to be paid upon sufficient cash flow. The employment agreement commenced on January 3, 2000 for a three year period ending December 31, 2002. The agreement in addition to scheduled salary increases also provides for incentive bonuses in accordance with prescribed performance levels of the Company. In addition the CEO has received a grant of incentive stock options pursuant to Company's Millennium Stock Option Plan of three million shares of common stock.

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

                  c.) The Company by an unanimous consent in lieu of a special meeting of Directors approved a two (2) for one (1) forward stock split for all shares issued and outstanding effective July 23, 1999. The authorized shares of common stock increased from 50,000,000 to 100,000,000 and the par value remained at $.001 per share.

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

NOTE 5 -          NOTES PAYABLE

                  On September 30, 1999 pursuant to a written promissory note the Company was loaned $300,000 from Augustine Fund, L.P. The note has no stated interest but calls for the payment of $375,000 in (180) one hundred eighty days from September 30, 1999. The Augustine Fund L.P. has the right to convert all or any portion of the $375,000 into shares of common stock (the "Converted Shares") at $ .10 per share and warrants exercisable into one-half the number of Converted Shares at $ .15 per share. As security for this loan, the President of the company has placed in escrow 6,000,000 restricted shares of common stock. The Augustine Fund, L.P. granted the company an extension to March 31, 2001 for satisfaction of the note.

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

                          THOROUGHBRED INTERESTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

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

Plan of Operations for the Next 12 Months

We have developed a plan of operations reflecting our objectives and anticipated growth for the next 12 months and beyond. In our plan, we identify our cash requirements and our required staffing and additional funding requirements to fulfill our business objectives.

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