Form 10KSB
period 2000-12-31
THOROUGHBRED INTERESTS INC
filed 2001-04-17
CIK 1092448

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER: 000-30949

                          THOROUGHBRED INTERESTS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  NEVADA                           61-1342734
         (STATE OF INCORPORATION)         (I.R.S. EMPLOYER I.D. NUMBER)

                127 SOUTH 6TH STREET, LOUISVILLE, KENTUCKY 40202

              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (502-584-4434)

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] YES [ ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [ ]

Registrant's revenues for its most recent fiscal year (ended December 31, 2000):
$703,015

Aggregate market value of voting stock held by non-affiliates: N/A

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

26,411,000 common shares were outstanding as of December 31, 2000.

                                   FORM 10-KSB

   -------------------------------------------------------------------------

                           THOROUGHBRED INTEREST, INC.
             FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS AND RISK FACTORS                      3
           Company Overview                                            3
           Historical Background of Our Company                        4
           Summary of Sold Horses                                      7
           Inventory of Our Horses                                     8
           Risk Factors                                                9
ITEM 2.  DESCRIPTION OF PROPERTY.                                     13
ITEM 3.  LEGAL PROCEEDINGS                                            13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.         13

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS.                                 14
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.               14
ITEM 7.  FINANCIAL STATEMENTS.                                        15
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.               15

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
         OF THE EXCHANGE ACT.                                         16
ITEM 10. EXECUTIVE COMPENSATION.                                      17
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.                                              18
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.              19
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.                            20

SIGNATURES                                                           S-1
FINANCIAL STATEMENTS                                                 F-1

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

COMPANY OVERVIEW

     We were organized as a business corporation under the laws of the State of Nevada on March 25, 1999. We were formed to engage in "pinhooking" and racing of thoroughbred horses. "Pinhooking" involves the purchase of a yearling, that is, a horse which is between one and two years old, with a view towards training and then reselling that horse as a two-year old. Those horses that we are unable to pinhook at an acceptable profit we plan to enter in races because we expect that if a horse is successful at racing, its value will increase. As of March 31, 2001 we held full title to 19 thoroughbreds and ownership interests, ranging from 20% to 60%, in five thoroughbreds. We purchase most of our thoroughbreds from non-affiliated breeders of thoroughbred yearlings through non-affiliated industry auction houses, such as Fasig-Tipton and Keeneland.

     Our Chief Executive Officer, President and sole employee, James D. Tilton, Jr., currently makes all the decisions regarding the purchasing, training, racing and selling of our thoroughbred horses. In particular, Mr. Tilton makes the decisions regarding: (i) whether to purchase a certain thoroughbred horse;
(ii) who should be retained to break-in and train the thoroughbred; (iii) whether the thoroughbred should be sold as a two year old (i.e., pinhooked);
(iv) whether the thoroughbred should be entered into races; and (v) if raced, at what point if any, the thoroughbred should be sold.

     Mr. Tilton has limited experience in pinhooking and racing of thoroughbred horses. As a result, Mr. Tilton may, from time to time, retain consultants experienced in the thoroughbred industry to: (i) assist him in determining which thoroughbreds to purchase; (ii) assist him in training the purchased thoroughbreds; and (iii) assist him in determining whether the thoroughbred should be sold as a two year old or raced.

     We expect to incur numerous expenses in our efforts to pinhook and race thoroughbred horses. First, we expect to pay a 5% consultant fee for all thoroughbreds we purchase with the assistance of a consultant. Second, we plan to hire horse trainers to maintain, care and train our thoroughbreds. Such horse trainers will bill us for veterinary, food, shipping, blacksmith, breaking in and training expenses. We also expect to make payments to these horse trainers of 5% of the sales price of each throughbred that they train and we sell. Additional expenses could include sale nominations and entry fees, advertising and video production.

     We also expect to incur mortality and surgical insurance expense. This insurance will cost approximately 2.5% of the purchase price of each horse. Additionally, for each thoroughbred we sell at auction, we expect to pay a fee of 5% of the sale price to the auction house.

HISTORICAL BACKGROUND OF OUR COMPANY

     The following is a detailed chronology of the steps we have taken in furtherance of our business plan, beginning in 1997, prior to our incorporation. Our President, Mr. Tilton, has dedicated much of the past three years to developing and building the Company.

(a) 1997:          Mr. Tilton spent much of 1997 studying and developing a plan for engaging in profitable pinhooking. Mr. Tilton's market research came from several sources, including his personal experience (e.g., by growing up in Louisville, Kentucky -- the heart of the thoroughbred industry), his participation in horse ownership, and from his extensive reading of books and trade publications in the field, including periodicals such as Blood Horse and Thoroughbred Times. Mr. Tilton's objective was threefold. He wished to (i) build a solid understanding of the thoroughbred market, (ii) conduct extensive first hand research, and (iii) develop a solid business plan for the Company.

(b) January-June
    of 1998: In addition to networking in Kentucky, Mr.Tilton made numerous trips to Florida and California to meet with individuals and entities in the thoroughbred industry. Mr. Tilton continued to own a few race horses with other individuals. His continued involvement with other horse owners provided additional market research.

(c) July-Dec.
    of 1998: Mr. Tilton attended thoroughbred auctions around the country, including, but not limited to, the Fasig-Tipton Auctions. Mr. Tilton met consigners in the horse breeding and training business. He purchased one race horse in September of 1998, five race horses in October and two in December. Three of these horses were resold for a profit in 1999.

(d) March 1999:    Mr. Tilton formed the Company. The Company issued 2,050,000 shares of its Common Stock to 5 investors in exchange for services. The Company subsequently issued 43,000 shares of its Common Stock at $.10 per share to 43 investors for a total capital raise of $4,300. The Company relied upon the exemption afforded by Section 4(2) of the Securities Act of 1933,as amended, for the issuance of these shares.

(e) July 1999:     The Company purchased its first horse at the Fasig Tipton
                   Auction. Mr Tilton loaned the Company $50,000 for the purpose of making that purchase.

(f) Aug. 1999:     We acquired two additional horses for a total sum of
                   $121,000 at the Fasig Tipton New York Auction. The funds used to purchase the horses were also borrowed from Mr. Tilton.

(g) Sept. 1999:    We purchased one horse at the Keeneland sale.

(h) Sept. 30,
    1999: The Augustine Fund, L.P., an Illinois Limited Partnership with offices at 141 West Jackson Street, Suite 2182, Chicago, Illinois 60604 (the "Augustine Fund") loaned the Company $300,000 for operating expenses. The loan is evidenced by a promissory note and is secured by 6,000,000 shares of our Common Stock owned by Mr. Tilton. The promissory note was initially due and payable in the amount of $375,000 on or before March 28, 2000. On March 22, 2000, the Augustine Fund extended the due date to May 29, 2000. On October 3, 2000 and April 12, 2001, The Augustine Fund granted us an additional extension to March 31, 2001 and January 1, 2002, respectively. The entire loan is convertible, at the sole discretion of the Augustine Fund, into shares of the Company's Common Stock (the "Converted Shares") at $.10 per share and warrants excercisable into one-half the number of Converted Shares at $.15 per share.

(i) October 1999:  We purchased three horses at the Fasig Tipton auction in Maryland and two horses in Kentucky.

(j) December 15,
    1999: Mr. Andrew Dyer, with an address c/o The Dyer Group, 100 Tower Drive, Greenville, S.C. 29650, loaned the Company $50,000 for operating expenses. The loan is evidenced by a promissory note. The loan was originally due on August 13, 2000 but was extended on October 11, 1999 to March 31, 2001. On April 12, 2001, Mr. Dyer granted us an additional extension to January 1, 2002. The loan is convertible, at the sole discretion of Mr. Dyer, into shares of the Company's Common Stock (the "Converted Shares") at $.10 per share and warrants excercisable into one-half the number of Converted Shares at $.15 per share.

(k) January 31,
    2000: Mr. Andrew Dyer, with an address c/o The Dyer Group, 100 Tower Drive, Greenhille, S.C. 29600, loaned the Company an additional $50,000 for operating expenses. The loan is evidenced by a promissory note. The loan was originally due on August 13, 2000 but was extended on October 11, 1999 to March 31, 2001. On April 12, 2001, Mr. Dyer granted us an additional extension to January 1, 2002. The loan is convertible, at the sole discretion of Mr. Dyer, into shares of the Company's Common Stock (the "Converted Shares") at $.10 per share and warrants excercisable into one-half the number of Converted Shares at $.15 per share.

(l) Feb. 2000:     We sold two of our horses at the Ocalar Breeder Sales "OBS"
                   February sale in Miami. We also sold a 75% ownership interest in another horse in a private transaction.

(m) March 2000-    We sold three of our horses, one at the OBS March sales in
    April 2000:    Ocala, and two at the Keeneland April sale in Lexington,
                   Kentucky. We also purchased a horse at the OBS June sale in Ocala as a racing prospect.

(n) May 2000:      We sold one of our horses at the Fasig Tipton May Midatlantic sale in Baltimore, Maryland. We also purchased a horse as a racing prospect at the same sale.

(o) June 2000:     We sold ownership interests in three of our horses in private transactions.

(p) August 2000-
    October 2000:  We purchased five horses at the Keeneland September sale, 6 horses at the Fasig Tipton Midatlantic sale, 3 horses at the Fasig Tipton Kentucky sale, and one horse through a private transaction. We borrowed $300,000 from Mr. Tilton as partial payment for the horses and in consideration thereof gave
                   Mr. Tilton a security interest in certain of our horses. The entire loan is convertible, at the sole discretion of Mr. Tilton, into shares of our Common Stock (the "Converted Shares") at $.10 per share and warrants exercisable into one-half the number of Converted Shares at $.15 per share.

(q) September
    2000: We purchased the domain name Thoroughbredsales.com in exchange for 25,000 shares of our Common Stock. We intend to construct a corporate website using this domain name.

(r) December 2000-
    January 2001   We sold one of our horses at Gulfstream Park and sold a 50%
                   ownership interest in another horse in a private transaction.
                   We also purchased 5 horses at the Fasig Tipton December Mixed
                   Sales.

SUMMARY OF SOLD HORSES

The following is a summary of the horses we sold prior to March 30, 2001:

                                                                          AFFILIATION
                             DATE           DATE       SELLER/PLACE           TO            SOURCE OF
  NAME OF HORSE            PURCHASED        SOLD       OF PURCHASE         PURCHASER        FINANCING
Lord at War                07/22/99       02/08/00     Fasig Tipton          None              (1)
Belong to Me               08/15/99       02/08/00     Fasig Tipton          None              (1)
Saint Damien - 75%         10/25/99       02/28/00     Fasig Tipton          None              (2)
Go for Gin                 10/06/99       03/31/00     Fasig Tipton          None              (2)
Cozzene/Sheergo            10/25/99       04/18/00     Fasig Tipton          None              (2)
Two Punch/Truth            10/05/99       04/18/00     Fasig Tipton          None              (2)
  and Beauty
Belong to Me/Cavcat        08/15/99       05/23/00     Fasig Tipton          None              (1)
Afternoon Delites - 65%    05/22/00       06/08/00     Fasig Tipton          None              (3)
Defending Honor - 40%      04/27/00       06/08/00     OBS Sales             None              (3)
French Deputy - 40%        09/14/99       06/08/00     Keeneland             None              (1)
Given to Fly/Bean          10/04/99       01/07/01     Fasig Tipton          None              (2)
Nicholas/Weekend
  Delight - 50%            10/25/00       12/01/00     White Oaklawn Farm    None              (3)

(1) Purchase financed from monies lent to Thoroughbred Interests, Inc. in 1999 by Mr. Tilton.
(2) Purchase financed from monies lent to Thoroughbred Interests, Inc. in 1999 by the Augustine Fund, L.P.
and Mr. Tilton.
(3) Purchase financed from funds remaining from loans made to Thoroughbred Interests, Inc. in 1999 from the Augustine Fund, L.P., Mr. Tilton, and Mr. Dyer, and additional monies lent to Thoroughbred Interests,
Inc. in 2000 by Mr. Tilton and Mr. Dyer.

INVENTORY OF OUR HORSES

The following was the inventory of our horses as of March 31, 2001:

                                                                           SELLER/PLACE      AFFILIATION
            NAME OF HORSE             TYPE             DATE ACQUIRED       OF PURCHASE       TO PURCHASER     SOURCE OF FINANCING
20% of Saint Damien                   Colt 2-yr          10/25/99          Fasig Tipton          None                (2)
60% of Graham Point/French Duty       Colt 2-yr          09/14/99          Keeneland             None                (1)
60% of Defending Honor                Colt 2-yr          04/27/00          OBS Sales             None                (3)
35% of Wooglin/Afternoon Delites      Colt 2-yr          05/22/00          Fasig Tipton          None                (3)
Allen's Prospect/Goldfinch Filly
  Dafodilly                           Filly Yearling     10/03/00          Fasig Tipton          None                (3)
Devel's Sword                         Colt Yearling      10/03/00          Fasig Tipton          None                (3)
Party Manners/Bid to the Mint         Colt Yearling      09/07/00          Keeneland             None                (3)
Green Dancer/Puff of Luck             Colt Yearling      09/13/00          Keeneland             None                (3)
Cryptoclearance/Dime Baby             Filly Yearling     09/14/00          Keeneland             None                (3)
K.O. Punch/Endicotta Ridge            Filly Yearling     09/15/00          Keeneland             None                (3)
Glitterman/Willing Partner            Colt Yearling      09/17/00          Keeneland             None                (3)
Allen's Prospect/Bobaloubar           Filly Yearling     10/03/00          Fasig Tipton          None                (3)
Wild Zone/Galleria                    Filly Yearling     10/03/00          Fasig Tipton          None                (3)
Allen's Prospect/Hallow Wean          Filly Yearling     10/04/00          Fasig Tipton          None                (3)
Allen's Prospect/Mississippi Lights   Colt Yearling      10/04/00          Fasig Tipton          None                (3)
50% Nicholas/Weekend Delight          Filly              10/25/00          White Oaklawn Farm    None                (3)
Fox Hound/Angel Puss                  Colt               10/25/00          Fasig Tipton          None                (3)
Prospectors Music/Award for Morgan    Filly              10/25/00          Fasig Tipton          None                (3)
60 for Gin/Northern Sly               Filly              10/26/00          Fasig Tipton          None                (3)
Devil's Bag/Star Cloud                Filly Yearling     12/03/00          Fasig Tipton          None                (3)
Not for Love/Weather Vane             Filly Yearling     12/04/00          Fasig Tipton          None                (3)
Not for Love/God Given                Colt Yearling      12/05/00          Fasig Tipton          None                (3)
Eastern Echo/Devil's Ballad           Colt Yearling      12/04/00          Fasig Tipton          None                (3)
Rinka Gas/Public Bank                 Colt Yearling      12/05/00          Fasig Tipton          None                (3)

(1) Purchase financed from monies lent to Thoroughbred Interests, Inc. in 1999 by Mr. Tilton.
(2) Purchase financed from monies lent to Thoroughbred Interests, Inc. in 1999 by the Augustine Fund, L.P. and Mr. Tilton.
(3) Purchase financed from funds remaining from loans made to Thoroughbred
Interests, Inc. in 1999 from the Augustine Fund, L.P., Mr. Tilton, and Mr. Dyer, and additional monies lent to Thoroughbred Interests, Inc. in 2000 by Mr. Tilton and Mr. Dyer.
(4) 5% ownership interest of this horse was transferred to Ciaran Dunne in consideration for services.

                                  RISK FACTORS

     An investment in our Common Stock involves risks. You should be able to bear a complete loss of your investment. You should consider the following risks, among others.

We have incurred losses from inception and may never generate profits.

     We have only recently been incorporated and we are still engaged in structuring our management and our proposed operations. Our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the lack of significant operating history. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including our ability to acquire horses suitable for pinhooking, to adequately train such horses in order that they achieve their potential, the expertise of our management, the market acceptance of the products offered, costs and general economic conditions. There can be no assurance that we will achieve our projected goals or accomplish our business plans; and such failure could have a material adverse effect on us and the value and price of our securities.

Because of the limited experience of management in pinhooking and racing of thoroughbred horses our business could suffer.

     James D. Tilton, our President and sole employee, currently makes all of our decisions regarding the purchasing, training, racing and selling of our thoroughbred horses. Mr. Tilton has had limited experience in pinhooking and racing of thoroughbred horses. There can be no assurance that Mr. Tilton will be able to make the decisions necessary to earn a profit in the business.

We may need additional capital and may not be able to obtain it in which case our ability to continue in business would be materially and adversely affected.

     We may be required to seek additional funds and to raise additional capital from public or private equity or debt sources in order to fund our general and administrative costs and expenses, pay off startup loans, support further expansion, meet competitive pressures, or respond to unanticipated requirements.

     There is no guarantee that we will be able to raise any such capital on terms acceptable to us or at all. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding. At the present time, we do not intend to obtain any loan financing from a lending institution. If necessary, Mr. Tilton may make a personal loan to us at or below market rates, on terms customarily used by lending institutions in making loans.

     If we are required to obtain loan financing, the amount of our profits (if any) will decrease or the amount of our losses will increase due to the interest charged on the loan. Loan financing may subject our operations to restrictions imposed by the lending institution, hindering our ability to operate in the manner best determined by our management and/or Board of Directors, with the potential that such restrictions will impede or prevent our growth and/or negatively impact our level of profits. Additionally, the use of debt financing or leverage would subject us to the risk that any downturns in the thoroughbred industry and any changes in interests rates (if we have an adjustable rate loan) will substantially increase the likelihood that our operations will not be profitable, possibly causing us to become bankrupt or to dissolve the corporation.

We depend on key personnel and may not be able to retain them.

     Our future success will depend largely on the efforts and abilities of our management, especially of our current sole officer, employee and director, James
D. Tilton, Jr. The loss of the services of Mr. Tilton or the inability to attract additional, experienced management personnel could have a substantial adverse effect on us. We have not obtained a "key man" insurance policy for Mr. Tilton. Our ability to implement our strategies depends upon our ability to attract highly talented managerial personnel. There can be no assurance that we will attract and retain such employees in the future.

If we are unable to effectively manage our anticipated growth, our business, financial results and financial condition will be materially and adversely affected.

     Our inability to effectively manage our future growth will have a material adverse effect on us. We anticipate that we will have rapid growth in the number of horses that we own. This will place a strain on our managerial, operational, and financial resources. We will initially use outside consultants and specialists to provide thoroughbred consulting, legal counsel and preliminary accounting until such persons are required on a full time or ongoing basis. We currently employ one person, Mr. Tilton. Our future employment of personnel is dependent on the number of horses we obtain. We expect to employ a bookkeeper in the near future. There can be no assurance that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations.

We may not be able to comply with all current and future government regulation.

     Our business operations are subject to all government regulations normally incident to conducting business (e.g., occupational safety and health acts, workmen's compensation statutes, unemployment insurance legislation, income tax and social security laws and regulations, environmental laws and regulations, consumer safety laws and regulations, etc.) as well as to governmental laws and regulations applicable to small public companies and their capital formation efforts. In addition, we are subject to laws and regulations regarding the purchase, sale, breeding, transportation, care, and possibly, racing of horses. Although we will make every effort to comply with applicable laws and regulations, we can provide no assurance of our ability to do so, nor can we predict the effect of those regulations on our proposed business activities.

If we are unable to compete effectively with our competitors, we will not be able to increase revenues or generate profits.

     Our ability to increase revenues and generate profitability is directly related to our ability to compete effectively with our competitors. There are many competitors in the pinhooking industry. Due to the fact that the majority of pinhooking operations are run by private companies and partnerships, we are unable to state the size or profitability of our competitors.

There is no assurance that our common stock will be cleared to trade on the over-the-counter Bulletin Board.

     A market maker has filed a Form 211 with the National Association of Securities Dealers (the "NASD") to have our Common Stock quoted on the OTC-Bulletin Board. To date, the NASD has not cleared our Common Stock to be quoted on the OTC-Bulletin Board and there is no assurance that our Common Stock will ever be quoted on the OTC-Bulletin Board.

ITEM 2. DESCRIPTION OF PROPERTY.

         Our executive and administrative office is located at 127 South 6th Street, Louisville, Kentucky 40202. We lease this facility from a non-affiliated party. It has approximately 1865 square feet of office space consisting of three separate offices, a library, a conference room, an kitchen and a bathroom. The monthly rent is $2,360 of which Thoroughbred Interests, Inc. pays 50% with the other 50% paid by TuneIn Media, Inc. Thoroughbred Interests, Inc. and TuneIn Media, Inc. together own the office equipment and furniture. Management believes that this facility is adequate for us for at least the next 12 months.

ITEM 3. LEGAL PROCEEDINGS.

       We are not a party to any material legal proceedings. However, from time to time we may be subject to legal proceedings and claims in the ordinary course of business. Such claim, even if not meritous, would result in the expenditure by us of syndicated financial and managerial resources.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted for shareholder approval during the fourth quarter of the fiscal year covered by this Report.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Market Price. There is no trading market for the Company's Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

         Holders. There are approximately 53 holders of record of the Company's Common Stock.

         Dividend Policy. We have not had any earnings or profits and have not paid any dividends. Our proposed operations are capital intensive and we need working capital. Therefore, we will be required to reinvest any future earnings in the Company's operations. Our Board of Directors has no present intention of declaring any cash dividends, as we expect to re-invest all profits in the business for additional working capital for continuity and growth. The declaration and payment of dividends in the future will be determined by our Board of Directors considering the conditions then existing financial condition, including the Company's earnings, capital requirements, and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       This Annual Report on Form 10-KSB and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27a of the securities act and section 21e of the exchange act. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward looking statements.

PLAN OF OPERATIONS FOR THE NEXT 12 MONTHS

     We have developed a plan of operations reflecting our objectives and anticipated growth for the next 12 months and beyond. In our plan, we identify our cash requirements, our anticipated purchases of new horses, and our required staffing and additional funding requirements to fulfill our business objectives.

Cash Requirements

     We estimate that we require a minimum of approximately $500,000 and a maximum of approximately $1,150,000 to operate for the next 12 months. The minimum of $500,000 is required for operating expenses. The maximum will be required, however, if the Augustine Fund and Mr. Andrew Dyer do not convert their promissory notes into Common Stock of the Company. This estimate of required funds includes the $375,000 due and payable to the Augustine Fund as of January 1, 2002, the $100,000 due and payable to Mr. Andrew Dyer as of January 1, 2002 and $400,000 in estimated operating expenses including office rent, boarding, training and/or racing our horses.

     Although there can be no assurance, we expect that both the Augustine Fund and Andrew Dyer will convert their notes payable into our Common Stock pursuant to their Amended Promissory Notes.

     Additionally, as of March 31, 2001, we held full title to 19 thoroughbreds and ownership interests, ranging from 25% to 60% in five thoroughbreds. We expect to generate approximately $1,000,000 to $1,250,000 in revenue from the sales of these horses. This projection is based upon our historical performance to date. Specifically, we have pinhooked 12 horses to date and generated a net profit of approximately $275,000.00 from these efforts.

     To the extent we are unable to meet our operating expenses or matured notes payable, we may borrow funds from our president Mr. Tilton or others, or we may attempt to raise capital from large institutional investment equity funds. Any funds generated from sales of horses or from equity investments, if any, in our company that exceeds our operating expenses and debt repayments will be used to purchase additional thoroughbred horses.

Change in Number of Employees

     We may hire up to three additional employees in 2001, finances permitted, in the areas of marketing and sales.

ITEM 7. FINANCIAL STATEMENTS.

         The financial statements of Thoroughbred Interests, Inc., including the notes thereto and the report of independent accountants thereon, commence at page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     (a) The following table sets forth the name, age and position with the Company of each officer and director of the Company as of the date of this Report.

Our directors, executive officers and key employees, and their ages and position as of March 31, 2001, are as follows:

               NAME                  AGE    POSITION
               ----                  ---    --------
James D. Tilton, Jr.                 40     Chairman of the Board, Chief Executive Officer, President,
                                            and Secretary

         JAMES "JIM" D. TILTON, JR., has served as Chairman of our Board of Directors, Chief Executive Officer, President, Secretary, Treasurer and Sole Director since our formation. Mr. Tilton has more than 16 years experience in the securities industry. From 1995-1996, he was stockbroker at Morgan Keegan. From 1997-1999, he worked independently in the securities industry, specializing in corporate finance/investment banking. Mr. Tilton has been involved in the financing of private and public small growth companies. Mr. Tilton holds Series 7, Series 24, Series 63 and Series 65 licenses. He also holds a license through the State of Kentucky to sell insurance products. He has been inactive since January 31, 1999 in order to devote his full attention to matters involving Thoroughbred Interests, Inc. and TuneIn Media, Inc. Since January, 1999, Mr. Tilton has also been TuneIn Media, Inc.'s Chief Executive Officer and President. TuneIn Media, Inc. is an interactive media content provider with a network of integrated technology business. He is the Chairman of its Board of Directors, and holds a significant equity position in it. Mr. Tilton has a B.A. in Political Science with an emphasis in Accounting/Business from the University of Louisville.

     (b) Other significant employees. None
     (c) Family Affiliations. None
     (d) Investment in certain legal proceedings. None



SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Pursuant to Section 16 of the Exchange Act, the Company's Directors and executive officers and beneficial owners of more than 10% of the Company's Common Stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended December 31, 2000, except that Jim Tilton filed a late Form 3.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         The following table sets forth the compensation awarded to, earned by or paid to Mr. Tilton from inception of our company (March, 1999) through December 31, 2000. We had no other officers during this period.

                           SUMMARY COMPENSATION TABLE

Name and                                                             Long Term Compensation
Principal                                          Other Annual      Awards-Securities
Position         Year    Salary($)    Bonus($)     Compensation      Underlying Options-(#)
--------         ----    ---------    --------     ------------      ----------------------
James D.         1999    0            0            0                 ---
Tilton, Jr.
Chairman of      2000    $90,000(1)   0            0                 3,000,000(2)
the Board,
Chief
Executive
Officer and
President

(1) Mr. Tilton has agreed to defer his salary indefinitely.
(2) On January 3, 2000, Mr. Tilton was granted 3,000,000 incentive stock options pursuant to our Millennium Stock Option Plan at an exercise price of $0.11.

EMPLOYMENT AND CONSULTING AGREEMENT

         We have an Employment Agreement with James D. Tilton which ends on December 31, 2002. The Agreement provides for the payment of an annual base salary of $90,000 for calendar year 2000, $120,000 for calendar year 2001 and $180,000 for calendar year 2002. The Agreement also provides for an annual incentive bonus equal based on our annual earnings before income taxes, depreciation and amortization. The Agreement provides for the one-time grant pursuant to our Millennium Stock Option Plan on 3,000,000 incentive stock options to Mr. Tilton at 110% of the fair market value of our Common stock on the date of the grant. The options are vested and exercisable immediately. The Agreement further provides for the payment of Mr. Tilton upon the discharge of Mr. Tilton without cause or the resignation of Mr. Tilton for "good cause", or as defined in the Agreement of a lump sum equal to his annual base salary and bonus. In addition, if the terminating event occurs on or before June 30, 2001, we are to pay Mr. Tilton an additional $100,000.

         Mr. Tilton also has an employment agreement with TuneIn Media, Inc., an interactive media content provider with a network of integrated technology business, of which he is Chief Executive Officer and Chairman of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of the date of this Report, the number and percentage of shares of outstanding Common Stock owned by each person owning at least 5% of the Company's Common Stock, each officer and director owning stock, and all officers and directors as a group:

NAME AND ADDRESS OF            NUMBER OF SHARES OF            PERCENTAGE
BENEFICIAL OWNER               BENEFICIALLY OWNED             OF CLASS (1)
----------------               ------------------             ------------
James D. Tilton, Jr.            31,500,000 (2)(3)(4)             92.89%
8702 Twin Ridge Road
Louisville, KY  40242

All Officers and Directors as   31,500,000                       92.89%
a Group (1 Person)

-------------------
(1) Based upon 26,411,000 shares issued and outstanding

(2) Includes 6,000,000 shares being held in escrow by H. Glen Bagwell as security for the loan made by The Augustine Fund, L.P. (the "Augustine Fund") to the Company and will be returned to James D. Tilton upon repayment to the Augustine Fund of the loan or the conversion by the Augustine Fund of the amount owing into Common Stock of the Company. Mr. Tilton has sole voting and investment power in all 24,000,000 shares.

(3) Includes 3,000,000 options to purchase 3,000,000 shares of the Company's Common Stock pursuant to the Company's Millennium Stock Option Plan. All of the options are vested.

(4) Includes 3,000,000 shares of common stock and 1,500,000 shares of Company's Common Stock underlying warrants issuable pursuant to a convertible Secured Promissory Note dated October 31, 2000, as amended.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In connection with our incorporation, we issued 12,000,000 shares of our Common Stock to Mr. Tilton at the par value of $.001 per share. Mr. Tilton received these shares in recognition of his pre-incorporation services.

         Subsequently, due to our 2 for 1 stock split, Mr. Tilton's shares were increased to 24,000,000 shares. 6,000,000 of these shares are being held in escrow in the name of H. Glen Bagwell as security for the Augustine Fund, L.P.

         There is no affiliation between Mr. Tilton and The Augustine Fund, L.P. or Glen Bagwell, Jr.

         In connection with our purchase of several thoroughbreds in September and October of 2000, pursuant to a written promissory note dated October 31, 2000 (the "Note"), Mr. Tilton loaned the company $300,000 to pay for the horses. In consideration for the Note, pursuant to a Pledge and Security Agreement dated October 31, 2000, we gave Mr. Tilton a security interest in some of its horses. The entire loan is convertible at the sole discretion of Mr. Tilton, into shares of our common stock (the "Converted Shares") at $.10 per share and warrants exercisable into one-half the number of Converted Shares at $.15 per share.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following Exhibits are filed herewith and made a part hereof.

No.      Description of Exhibit
---      ----------------------
3.1 Articles of Incorporation of Thoroughbred Interests, Inc., dated March 25, 1999*

3.2      By-Laws of Thoroughbred Interests, Inc.*

4.1 Promissory Note dated September 30, 1999, between Thoroughbred Interests, Inc. and Augustine Fund, L.P.*

4.2 Note Extension Agreement between Thoroughbred Interests, Inc. and Augustine Fund, L.P. dated March 22, 2000*

4.3 Note Extension Agreement between Thoroughbred Interests, Inc. and Augustine Fund, L.P. dated October 3, 2000*

4.4 Amended Promissory Note dated November 21, 2000, between Thoroughbred Interests, Inc. and Augustine Fund, L.P.*

4.5 Note Extension Agreement dated March 31, 2001, between Thoroughbred Interests, Inc. and Augustine Fund, L.P.**

4.6 Promissory Note dated December 15, 1999, between Thoroughbred Interests, Inc. and Mr. Andrew Dyer*

4.7 Promissory Note dated January 31, 2000, between Thoroughbred Interests, Inc. and Mr. Andrew Dyer*

4.8 Note Extension Agreement between Thoroughbred Interests, Inc. and Mr. Andrew Dyer, dated October 11, 2000*

4.9 Amended Promissory Note dated November 21, 2000, between Thoroughbred Interests, Inc. and Mr. Andrew Dyer*

4.10 Amended Promissory Note dated November 21, 2000, between Thoroughbred Interests, Inc. and Mr. Andrew Dyer*

4.11 Note Extension Agreement dated April 12, 2001, between Thoroughbred Interests, Inc. and Mr. Andrew Dyer**

4.12 Secured Promissory Note dated October 31, 2000, between James D. Tilton and Thoroughbred Interests, Inc.*

4.13 Amended Secured Promissory Note dated April 12, 2001, between Thoroughbred Interests, Inc. and James D. Tilton**

10.1 Indemnity Agreement dated September 27, 1999, between James D. Tilton and Thoroughbred Interests, Inc.*

10.2 Stock Escrow Agreement dated September 30, 1999, by and between James D. Tilton, The Augustine Fund, and H. G. Bagwell*

10.3 Pledge and Security Agreement dated September 30, 1999 between James D. Tilton and the Augustine Fund, LP*

10.4     Thoroughbred Interests, Inc. Millennium Stock Option Plan*

10.5     Internet Domain Name Purchase Agreement, dated September 30, 2000*

10.6 Employment Agreement dated January 3, 2000 between James D. Tilton and Thoroughbred Interests, Inc.*

10.7 Lease Agreement dated November 11, 1999 between Goodshape LLC and Jim D. Tilton, Jr.*

10.8 Pledge and Security Agreement dated October 31, 2000, between James D. Tilton and Thoroughbred Interests, Inc.*

-----------------
* Incorporated by reference to the Company's Form 10-SB, as amended, filed with the Securities and Exchange Commission on July 5, 2000.

** Filed herewith.

REPORTS ON FORM 8-K: NONE

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THOROUGHBRED INTERESTS, INC.


                                       /s/ James D. Tilton
                                       -------------------------------------
                                       James D. Tilton
                                       Chairman, President, Secretary and Chief
                                       Executive Officer

         In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     Name and Capacity                                        Date
     -----------------                                        ----

       /s/ James D. Tilton
-----------------------------------------------------         April 17, 2001
Name:  James D. Tilton
Title: Chairman, President, Secretary
       and Chief Executive Officer
       (Principal Executive Officer and
       Principal Financial and Accounting
              Officer)

                          THOROUGHBRED INTERESTS, INC.

                                      INDEX

                                                                                                 Page

INDEPENDENT AUDITORS' REPORT                                                                      F-2

FINANCIAL STATEMENTS

Balance Sheets as of December 31, 2000 and 1999                                                   F-3

Statements of Income

     Year ended December 31, 2000 and the period commencing
     March 25, 1999 (Inception) to December 31, 1999                                              F-4

Statement of Changes in Stockholders' Equity F-5 Year ended December 31, 2000
     and the period commencing March 25, 1999 (Inception) to December 31, 1999                    F-5

Statement of Cash Flows

     Year ended December 31, 2000 and the period commencing
     March 25, 1999 (Inception) to December 31, 1999                                              F-6

Notes to Financial Statements                                                                     F-7

                              BAUM & COMPANY, P.A.
                          Certified Public Accountants
                        1515 University Drive - Suite 209
                          Coral Springs, Florida 33071

                           INDEPENDENT AUDITORS REPORT

The Board of Directors
Thoroughbred Interests, Inc.
Louisville, Kentucky

We have audited the accompanying balance sheet of Thoroughbred Interests, Inc. (A Development Stage Company) as of December 31, 2000 and 1999 and the related statement of income, changes in stockholders' equity and cash flows for the year ended December 31, 2000 and the period commencing March 25, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Thoroughbred Interests, Inc. (A Development Stage Company) at December 31, 2000 and 1999 and the statement of income, changes in stockholders' equity and cash flows for the year ended December 31, 2000 and the period commencing March 25, 1999 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.

                                                  /s/ Baum & Company, P.A.
                                                  ------------------------------
                                                      Baum & Company, P.A.

Coral Springs, Florida
March 15, 2001

                          THOROUGHBRED INTERESTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                                               2000                      1999
                                                                            -----------               -----------
Current Assets
    Cash in bank                                                               $  3,411                  $ 11,348
    Investment in thoroughbred horses (note 1)                                  832,496                   441,107
                                                                               --------                  --------
                                                                                835,908                   452,455
Other assets
      Deferred registration costs (note 1)                                       39,348                     5,385
                                                                               --------                  --------
         Total assets                                                          $875,256                  $438,754
                                                                               ========                  ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Note payable (note 5)                                                    $  400,000                  $ 350,000
    Accounts payable and accrued expenses                                       553,417                    102,235
                                                                            -----------                 ----------

         Total current liabilities                                              953,417                    452,235

Other liabilities

      Loan payable - stockholder (note 2)                                       301,989                    113,511
                                                                            -----------                 ----------

            Total liabilities                                                 1,255,406                    565,746
                                                                             ----------                 ----------
 Stockholders equity

      Preferred stock, par value $ .001, 10,000
           shares authorized; no shares issued                                 -  0 -                       - 0 -
    Common stock, par value  $.001,
         100,000,000 shares authorized;
        26,411,000 and 26,386,000 shares issued and
          outstanding in 2000 and 1999 respectively                              26,411                     26,386
         Additional paid in capital                                               2,475                     - 0 -
       Deficit accumulated during Development Stage                            (409,036)                  (134,167)

    Less: subscription receivable                                                  - 0 -                      (125)
                                                                             ----------                  ---------
                                                                               (380,150)                  (107,906)
                                                                             ----------                  ---------

         Total liabilities & stockholders equity                             $  875,256                  $ 457,840
                                                                             ==========                  =========

               See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME
               FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD
           COMMENCING MARCH 25, 1999 (INCEPTION) TO DECEMBER 31, 1999

                                                                                                                    MARCH 25, 1999
                                                                                                                    (INCEPTION) TO
                                                                                   2000               1999         DECEMBER 31, 2000
                                                                             --------------     --------------     -----------------
Revenues                                                                       $   703,015          $   - 0 -          $    669,975
Cost of Horses Sold                                                                463,053              - 0 -               455,258
                                                                               -----------          -----------        ------------
Gross Profit                                                                       239,962              - 0 -               214,717
Operating Expenses                                                                 174,649               55,720             158,336
     General & administrative                                                      288,473               38,947             178,459
                                                                               -----------          -----------        ------------
     Total operating expenses                                                      463,122               94,667             336,795
                                                                               -----------          -----------        ------------
Net income (loss) before other income and expense                                 (223,160)             (94,667)           (317,827)

Other income and expense
      Interest expense (net)                                                       (51,709)             (39,500)            (91,209)
                                                                               -----------          -----------        ------------
Net income (loss) before provision for income taxes                               (274,869)            (134,167)           (409,036)

Provision for income taxes                                                           - 0 -                - 0 -               - 0 -
                                                                               -----------          -----------        ------------
Net income (loss)                                                              $  (274,869)         $  (134,167)       $   (409,036)
                                                                               ===========          ===========        ============
Net (loss) per common share-development stage                                  $      0.01          $     0.00
                                                                               ===========          ===========
Weighted average number of common shares outstanding                            26,390,175           26,386,000
                                                                               ===========          ===========

               See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                                               Accumulated
                                                                                                              Deficit During
                                                          Common stock                Additional paid          Development
                                                     Shares           Amount            in capital                 Stage
                                                 -------------------------------     ------------------       ---------------


Balance - inception ( March 25, 1999)                     - 0 -            - 0 -             - 0 -                - 0 -

Common stock issued to founder and
 others for services rendered in 1999                13,150,000           13,150             - 0 -                - 0 -

Sale of common stock in 1999                             43,000               43             - 0 -                - 0 -

Stock split two for one - July 23, 1999              13,193,000           13,193             - 0 -                - 0 -

Net (loss) from inception to
  December 31, 1999                                       - 0 -            - 0 -             - 0 -             (134,167)
                                                     ----------      -----------       -----------           ----------
Balance - December 31, 1999                          26,386,000           26,386             - 0 -             (134,167)

Stock issued for domain name
    November 2000                                        25,000               25             2,475                - 0 -

Net (loss) December 31, 2000                              - 0 -            - 0 -             - 0 -             (274,869)
                                                     ----------      -----------       -----------           ----------

Balance - December 31 2000                           26,411,000      $    26,411             - 0 -           $ (409,036)
                                                     ==========      ===========       ===========           ==========

               See accompanying notes to the financial statements

                          THOROUGHBRED INTERESTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD
           COMMENCING MARCH 25, 1999 (INCEPTION) TO DECEMBER 31, 1999

                                                                                                                    MARCH 25, 1999
                                                                                                                    (INCEPTION) TO
                                                                              2000                      1999      DECEMBER 31, 2000
                                                                           ----------                ---------    -----------------
Cash flows from operations:
    Net income (loss)                                                       $ (274,869)              $(134,167)           $(409,036)
    Adjustments to reconciliate net income (loss) to net
         cash provided by operating activities:
    Common stock issued for domain name                                          2,500                   - 0 -                2,500
    Common stock issued for services                                             - 0 -                  18,775               18,775
 Changes in operating assets and liabilities:
      (Decrease) in investment in thoroughbred horses                         (391,389)               (441,107)            (832,496)
    (Decrease) in accounts payable and accrued expenses                        451,182                 102,235              553,417
                                                                            ----------               ---------            ---------
Net cash provided (used) from operations                                       212,576                (473,039)            (685,615)
                                                                            ----------               ---------            ---------

Cash flows from financing activities:

    Proceeds of common stock issued                                              - 0 -                  26,386               26,386
    (Increase) in deferred registration costs                                  (33,963)                 (5,385)             (39,348)
    Increase (decrease) in stockholder loan                                    188,477                 113,511              301,988
    Proceeds of note payable                                                    50,000                 350,000              400,000
    (Increase) in subscriptions receivable                                         125                    (125)               - 0 -
                                                                            ----------               ---------            ---------
Net cash provided (used) from financing activities                             204,639                 477,565              682,204
                                                                            ----------               ---------            ---------
Net increase (decrease) in cash                                                 (7,937)                 11,348                3,411

Cash  - beginning                                                               11,348                 (11,348)               - 0 -
                                                                             ---------               ---------            ---------
Cash - ending                                                                $   3,411               $   - 0 -            $   3,411
                                                                             =========               =========            =========
Supplemental disclosures:
      Interest expense                                                       $  51,709               $  39,500            $  85,250
                                                                             =========               =========            =========

               See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -        BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                -------------------------------------------------------

                BUSINESS AND ORGANIZATION

                The Company was organized under the laws of Nevada on March 25, 1999. The Company business consists of purchasing, training and sales of thoroughbred horses. The Company is in its development stage.

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

                MANAGEMENT ESTIMATES

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -      BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
              CONTINUED

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

                The CEO has advanced funds as a interest bearing at 6% per annum, unsecured loan to the company pursuant to a written promissory dated October 31, 2000. The loan is convertible into common stock ("Converted Shares") of the Company at $.10 per share and warrants exercisable into one-half the number of Converted Shares at $.15 per share.

                The Company commenced in April 2000 utilizing an office facility leased by the CEO on a informal agreement at $1,352 per month to conduct its business operations.

NOTE 3 -    CAPITAL TRANSACTIONS

                  a.) The Company at its inception issued 13,150,000 shares of common stock to various related parties.

                  b.) The Company issued 43,000 shares of common stock during March and April 1999 for $ 4,300 pursuant to
                           Section 4(2) of the Securities Act of 1933, as amended.

                          THOROUGHBRED INTERESTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 -     CAPITAL TRANSACTIONS - CONTINUED

                  c.) The Company by an unanimous consent in lieu of a special meeting of Directors approved a two (2) for one (1) forward stock split for all shares issued and outstanding effective July 23, 1999. The authorized shares of common stock increased from 50,000,000 to 100,000,000 and the par value remained at $.001 per share.

                  d.) The issued 25,000 of common stock in November 2000 for a domain name. The stock was valued at $1.00 per share.


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

NOTE 5 -     NOTES PAYABLE

                On September 30, 1999 pursuant to a written promissory note the Company was loaned $300,000 from Augustine Fund, L.P. The note has no stated interest but calls for the payment of $375,000 in
                (180) one hundred eighty days from September 30, 1999. The Augustine Fund L.P. has the right to convert all or any portion of the $375,000 into shares of common stock (the "Converted Shares") at $.10 per share and warrants exercisable into one-half the number of Converted Shares at $.15 per share. As security for this loan, the President of the company has placed in escrow 6,000,000 restricted shares of common stock. The Augustine Fund, L.P. granted the company an extension to January 1, 2002 for satisfaction of the note.

                On December 15, 1999, pursuant to convertible promissory note the Company was loaned$50,000 from an individual. The note is unsecured and bears interest at 12% per annum payable including interest on or before August 13, 2000. On February 10, 2000 the Company received an additional $50,000 under the same terms. The promissory notes are both convertible into fifty shares of common stock (the "Converted Shares") at $.10 per share and warrants exercisable into one-half the number of Converted Shares at $.15 per share. The due date of the notes plus accrued interest has been extended to January 1, 2002.

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