Form 10QSB
period 2001-03-31
THOROUGHBRED INTERESTS INC
filed 2001-05-21
CIK 1092448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of March 31, 2001 - 26,411,000 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          THOROUGHBRED INTERESTS, INC.
                                      INDEX

                                                                                   Page
                                                                                  Number
                                                                                  ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet as of March 31, 2001                                        2

           Statements of Income
                  Three months ended March 31, 2001 and 2000                         3
                  Three months ended March 31, 2001 and the period
                    commencing March 25, 1999 (Inception) to March 31, 2001          4

           Statement of Changes in Stockholders' Equity                              5

           Statements of Cash Flows
                  Three months ended March 31, 2001 and 2000                         6
                  Three months ended March 31, 2001 and period commencing
                    from March 25, 1999 (Inception) to March 31, 2001                7

           Notes to Financial Statements                                            8-11

Item 2.    Management's Discussion and Analysis or Plan of Operation                 12

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                         13

Item 2.    Change in Securities and Use of Proceeds                                  13

Item 3.    Defaults Upon Senior Securities                                           13

Item 4.    Submission of Matters to a Vote of Security Holders                       13

Item 5.    Other Information                                                         13

Item 6.    Exhibits and Reports on Form 8-K                                          13

SIGNATURES                                                                           14

Part III.  EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          THOROUGHBRED INTERESTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                              AS OF MARCH 31, 2001

                                     ASSETS

Current Assets
    Cash in bank                                             $      804
    Accounts Receivable                                          16,080
    Investment in thoroughbred horses (note 1)                  809,031
                                                             ----------
                                                                825,915

Other assets
    Deferred registration costs (note 1)                         39,348
                                                             ----------
         Total assets                                        $  865,263
                                                             ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Note payable (note 5)                                    $  400,000
    Accounts payable and accrued expenses                       616,270
                                                             ----------
         Total current liabilities                            1,016,270

Other liabilities
    Loan payable - stockholder (note 2)                         381,411
                                                             ----------
         Total liabilities                                    1,397,681
                                                             ----------
 Stockholders equity
    Preferred stock, par value $.001, 10,000
       shares authorized; no shares issued                        - 0 -
    Common stock, par value $.001,
       100,000,000 shares authorized;
       26,411,000 shares issued and outstanding                  26,411
    Additional Paid in Capital                                    2,475
       Deficit accumulated during Development Stage            (561,304)
                                                             ----------
                                                               (532,418)
                                                             ----------
         Total liabilities & stockholders equity             $  865,263
                                                             ==========

               See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                               2001            2000
                                                               ----            ----
Revenue from Horse Transactions                           $    67,654      $   297,500

Cost of Horses Sold                                            23,465          186,115
                                                          -----------      -----------
     Gross Profit                                              44,189          111,385

Operating Expenses
     Operational costs                                         99,759           85,924
     General & administrative                                  88,823            8,301
                                                          -----------      -----------
     Total operating expenses                                 188,582           94,225
                                                          -----------      -----------
Net income (loss) before other income and expense            (144,393)          17,160

Other income and expense
      Interest expense (net)                                   (7,875)         (39,750)
                                                          -----------      -----------
Net income before provision for income taxes                 (152,268)         (22,590)

Provision of income taxes                                       - 0 -            - 0 -
                                                          -----------      -----------
Net income (loss)                                         $  (152,268)     $   (22,590)
                                                          ===========      ===========
Net (loss) per common share-development stage             $     (0.00)     $     (0.00)
                                                          ===========      ===========
Weighted average number of common shares outstanding       26,411,000       26,386,000
                                                          ===========      ===========

               See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND THE PERIOD
             COMMENCING MARCH 25, 1999 (INCEPTION) TO MARCH 31, 2001

                                                                                       March 25, 1999
                                                                                       (Inception) to
                                                                           2001        March 31, 2001
                                                                           ----        --------------
Revenue from Horse Transactions                                      $    67,654        $   770,669
Cost of Horses Sold                                                       23,465            486,518
                                                                     -----------        -----------
Gross Profit                                                              44,189            284,151

Operating Expenses
     Operational costs                                                    99,759            330,128
     General & administrative                                             88,823            416,243
                                                                     -----------        -----------
     Total operating expenses                                            188,582            746,371
                                                                     -----------        -----------
Net income (loss) before other income and expense                       (144,393)          (462,220)

Other income and expense
      Interest expense (net)                                              (7,875)           (99,084)
                                                                     -----------        -----------
Net income (loss) before provision for income taxes                     (152,268)          (561,304)


Provision for income taxes                                                 - 0 -              - 0 -
                                                                     -----------        -----------
Net income (loss)                                                    $  (152,268)       $  (561,304)
                                                                     ===========        ===========
Net (loss) per common share-development stage                        $      0.00
                                                                     ===========
Weighted average number of common shares outstanding                                     26,411,000
                                                                                        ===========

               See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                                                         Accumulated
                                                                                       Deficit During
                                                 Common stock        Additional paid    Development
                                             Shares        Amount       in capital         Stage
                                             --------------------       ----------      -----------
Balance - inception (March 25, 1999)           - 0 -        - 0 -         - 0 -            - 0 -

Common stock issued to founder and
 others for services rendered in 1999     13,150,000       13,150         - 0 -            - 0 -

Sale of common stock in 1999                  43,000           43         - 0 -            - 0 -

Stock split two for one - July 23, 1999   13,193,000       13,193         - 0 -            - 0 -

Net (loss) from inception to
  December 31, 1999                            - 0 -        - 0 -         - 0 -         (134,167)
                                          ----------      -------        ------        ---------
Balance - December 31, 1999               26,386,000       26,386         - 0 -         (134,167)

Stock issued for domain name
  November 2000                               25,000           25         2,475            - 0 -

Net (loss) - December 31, 2000                 - 0 -        - 0 -         - 0 -         (274,869)
                                          ----------      -------        ------        ---------
Balance - December 31, 2000               26,411,000      $26,411         2,475        $(409,036)

Net (loss) - March 31, 2001                    - 0 -        - 0 -         - 0 -         (152,268)
                                          ----------      -------        ------        ---------
Balance - March 31, 2001                  26,411,000      $26,411        $2,475        $(561,304)
                                          ==========      =======        ======        =========

               See accompanying notes to the financial statements

                          THOROUGHBRED INTERESTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                      2001         2000
                                                                      ----         ----
Cash flows from operations:
     Net income (loss)                                             $(152,268)   $ (22,590)

Changes in operating assets and liabilities:
     (Increase) in accounts receivable - trade                       (16,080)     (38,000)
     Decrease in Investment in thoroughbred horses                    23,465      189,385
     (Increase) in prepaid expenses                                    - 0 -       (7,500)
     Increase (Decrease) in accounts payable and accrued expenses     62,853       (6,996)
                                                                   ---------    ---------
Net cash provided from operations                                    (82,030)     114,299
                                                                   ---------    ---------
Cash flows from financing activities:
     Proceeds of note payable                                          - 0 -       50,000
     (Increase) in subscriptions receivable                            - 0 -        - 0 -
     Increase (decrease) in stockholder loan                          79,423      (39,500)
                                                                   ---------    ---------
Net cash provided from financing activities                           79,423       10,500
                                                                   ---------    ---------
Net increase in cash                                                  (2,607)     124,799

Cash - beginning                                                       3,411       11,348
                                                                   ---------    ---------
Cash - ending                                                      $     804    $ 136,147
                                                                   =========    =========
Supplemental disclosures:
     Interest expense                                              $   7,875    $  39,750
                                                                   =========    =========

               See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND THE PERIOD
             COMMENCING MARCH 25, 1999 (INCEPTION) TO MARCH 31, 2001

                                                                                    March 25, 1999
                                                                                    (Inception) to
                                                                        2001        March 31, 2001
                                                                        ----        --------------
Cash flows from operations:
    Net income (loss)                                                $(152,268)       $(561,304)
    Adjustments to reconciliate net income (loss) to net
    cash provided by operating activities:
    Common stock issued for services                                     - 0 -           18,775
 Changes in operating assets and liabilities:
    (Increase) in accounts receivable                                  (16,080)         (16,080)
    Increase (Decrease) in investment in thoroughbred horses            23,465         (809,031)
    Increase in accounts payable and accrued expenses                   62,853          616,270
                                                                     ---------        ---------
Net cash provided (used) for operations                                (82,030)        (751,370)
                                                                     ---------        ---------
Cash flows from financing activities:
    Proceeds of common stock issued                                      - 0 -           10,111
    (Increase) in deferred registration costs                            - 0 -          (39,348)
    Increase (decrease) in stockholder loan                             79,423          381,411
    Proceeds of note payable                                             - 0 -          400,000
                                                                     ---------        ---------
Net cash provided from financing activities                             97,780          752,174
                                                                     ---------        ---------
Net increase in cash                                                       135              804

Cash - beginning                                                         - 0 -            - 0 -
                                                                     ---------        ---------
Cash - ending                                                        $     135        $     804
                                                                     =========        =========
Supplemental disclosures:
    Interest expense                                                 $   7,875        $  93,125
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

         INTERIM FINANCIAL INFORMATION

         The financial information contained herein is unaudited but includes all normal and recurring adjustments which in the opinion of management are necessary to present fairly the information set forth. The Company's results for interim periods are not necessarily indicative of the results to be expected for the fiscal year of the Company ending December 31, 2001.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

         The Company has issued 13,150,000 shares of common stock to its founder and various other individuals at a par value of $.001 for their time and effort in establishing the Company. An substantial amount of these shares will be subject to a restriction against transfer for a period of at least one year pursuant to SEC rule 144.

         The founder of the Company has assumed the role of CEO and Chairman of the Board of Directors at a salary and a stock option plan subject to the approval by the Board of Directors. The financial statements reflect $120,000 of accrued compensation in accordance with the agreement to be paid upon sufficient cash flow. The employment agreement commenced on January 3, 2000 for a three year period ending December 31, 2002. The agreement in addition to scheduled salary increases also provides for incentive bonuses in accordance with prescribed performance levels of the Company. In addition the CEO has received a grant of incentive stock options pursuant to Company's Millennium Stock Option Plan of three million shares of common stock.

         The CEO has advanced funds as a interest bearing at 6% per annum, unsecured loan to the company pursuant to a written promissory dated October 31, 2000. The loan is convertible into common stock ("Converted Shares") of the Company at $.10 per share and warrants exerisable into one-half the number of "converted shares" at $.15 per share.

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

NOTE 5 - NOTES PAYABLE

         On September 30, 1999 pursuant to a written promissory note the Company was loaned $300,000 from Augustine Fund, L.P. The note has no stated interest but calls for the payment of $375,000 in (180) one hundred eighty days from September 30, 1999. The Augustine Fund L.P. has the right to convert all or any portion of the $375,000 into shares of common stock (the "Converted Shares") at $.10 per share and warrants exercisable into one-half the number of Converted Shares at $ .15 per share. As security for this loan, the President of the company has placed in escrow 6,000,000 restricted shares of common stock. The Augustine Fund, L.P. granted the company an extension to January 31, 2002 for satisfaction of the note.

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

                          THOROUGHBRED INTERESTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

         The Company in accordance with FASB 109, it has been determined that a 100% valuation allowance of the entire net operating loss is deemed appropriate since future profitable operations cannot be ascertained at this time.

ITEM 2.   Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Company's financial statements and related footnotes for the year ended December 31, 2000 included in its Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Shareholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to pinhook any of our horses. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

Plan of Operations for the Next 12 Months

We have developed a plan of operations reflecting our objectives and anticipated growth for the next 12 months and beyond. In our plan, we identify our cash requirements and our required staffing and additional funding requirements to fulfill our business objectives.

Cash Requirements

We estimate that we require a minimum of approximately $500,000 and a maximum of approximately $1,150,000 to operate for next 12 months. The minimum of $500,000 is required for operating expenses. The maximum will be required, however, if the Augustine Fund, Mr. Andrew Dyer and Mr. James Tilton do not convert their promissory notes into Common Stock of the Company. This estimate of required funds includes the $375,000 due and payable to the Augustine Fund as of January 1, 2002 and $400,000 in estimated operating expenses including office rent, boarding, training and/or racing our horses.

Although there can be no assurance, we expect that both the Augustine Fund and Andrew Dyer will convert their notes payable into our Common Stock pursuant to their Amended Promissory Notes.

Additionally, as of March 31, 2001, we held full title to 19 thoroughbreds and ownership interests, ranging from 20% to 60% in five thoroughbreds. We expect to generate approximately $1,000,000 to $1,250,000 in revenue from the sale of these horses. This projection is based upon our historical performance to date. Specifically, we have pinhooked 12 horses to date and generated a net profit of approximately $275,000,000 from these efforts.

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

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None.

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

Date: May 21, 2001