Form 10KSB40/A
period 2000-12-31
THOROUGHBRED INTERESTS INC
filed 2001-07-27
CIK 1092448

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB/A


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] YES [ ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

Registrant's revenues for its most recent fiscal year (ended December 31, 2000):
$703,015


Aggregate market value of voting stock held by non-affiliates: $361,650


Indicate the number of shares outstanding of each of the registrant's classes of common stock:

26,411,000 common shares were outstanding as of December 31, 2000.

                                   FORM 10-KSB

   -------------------------------------------------------------------------

                           THOROUGHBRED INTEREST, INC.
             FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS AND RISK FACTORS                      3
           Company Overview                                            3
           Historical Background of Our Company                        4
           Summary of Sold Horses                                      7
           Inventory of Our Horses                                     8
           Risk Factors                                                9
ITEM 2.  DESCRIPTION OF PROPERTY.                                     12
ITEM 3.  LEGAL PROCEEDINGS                                            12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.         12

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS.                                 13
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.               13
ITEM 7.  FINANCIAL STATEMENTS.                                        15
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.               15

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
         OF THE EXCHANGE ACT.                                         16
ITEM 10. EXECUTIVE COMPENSATION.                                      17
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.                                              18
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.              19
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.                            20

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

     Mr. Tilton has limited experience in pinhooking and racing of thoroughbred horses. As a result, Mr. Tilton may, from time to time, retain consultants experienced in the thoroughbred industry to: (i) assist him in determining which thoroughbreds to purchase; (ii) train the purchased thoroughbreds; and (iii) assist him in determining whether the thoroughbred should be sold as a two year old or raced.

     We have in the past and expect to incur in the future numerous expenses in our efforts to pinhook and race thoroughbred horses. First, we have previously paid and expect to continue to pay a 5% consultant fee for all thoroughbreds we purchase with the assistance of a consultant. Second, we plan to hire horse trainers to maintain, care and train our thoroughbreds. Such horse trainers bill us for veterinary, food, shipping, blacksmith, breaking in and training expenses. We also have previously paid and expect to make payments to these horse trainers of 5% of the sales price of each throughbred that they train and we sell. Additional expenses could include sale nominations and entry fees, advertising and video production.

     We also have in the past and expect to incur in the future mortality and surgical insurance expense. This insurance costs approximately 2.5% of the purchase price of each horse. Additionally, for each thoroughbred we sell at auction, we have previously paid and expect to pay a fee of 5% of the sale price to the auction house.

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

(b) January-June of       In addition to networking in Kentucky, Mr. Tilton made
    1998:                 numerous trips to Florida and California to meet with
                          individuals and entities in the thoroughbred industry. Mr.
                          Tilton continued to own a few race horses with other
                          individuals. His continued involvement with other horse
                          owners provided additional market research.

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

(d) March 1999:           Mr. Tilton formed the Company and was issued 12,000,000
                          shares of common stock. The Company then issued 1,150,000
                          shares of its Common Stock to five investors in exchange for various services rendered to the Company by them in
                          connection with its organization and formation.
                          Specifically, two of such investors, namely, Rick Fox, Esq.
                          and Neil Broderick, Esq., provided legal services to the
                          Company, one, namely Henry Fischer, provided accounting
                          services to the Company and two, namely Andy Dyer and FT
                          Trading, provided financial advisory services to the
                          Company. The Company subsequently issued 43,000 shares of
                          its Common Stock at $.10 per share to 43 investors for a
                          total capital raise of $4,300. The Company relied upon the exemption afforded by Section 4(2) of the Securities Act of
                          1933, as amended, for the issuance of these shares.

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

(m) March 2000 - April    We sold three of our horses, one at the OBS March sales in
    2000:                 Ocala, and two at the Keeneland April sale in Lexington,
                          Kentucky. We also purchased a horse at the OBS June sale in
                          Ocala as a racing prospect.

(n) May 2000:             We sold one of our horses at the Fasig Tipton May
                          Midatlantic sale in Baltimore, Maryland. We also purchased a horse as a racing prospect at the same sale.

(o) June 2000:            We sold ownership interests in three of our horses in
                          private transactions.

(p) August 2000 -         We purchased five horses at the Keeneland September sale, 6
    October 2000:         horses at the Fasig Tipton Midatlantic sale, 3 horses at the
                          Fasig Tipton Kentucky sale, and one horse through a
                          private transaction. We borrowed $300,000 from Mr.
                          Tilton at an interest rate of 6% per annum as partial
                          payment for the horses and in consideration thereof
                          gave Mr. Tilton a security interest in certain of our
                          horses. This security does not require repayment upon
                          sale of the horse. Instead, the security interest
                          attaches to the proceeds from any such sale. The entire
                          loan is convertible, at the sole discretion of Mr.
                          Tilton, into shares of our Common Stock (the
                          "Converted Shares") at $.10 per share and warrants
                          exercisable into one-half the number of Converted
                          Shares at $.15 per share.

(q) September 2000:       We purchased the domain name Thoroughbredsales.com in
                          exchange for 25,000 shares of our Common Stock. We intend to construct a corporate website using this domain name.

(r) December 2000         We sold one of our horses at Gulfstream Park and sold a 50%
                          ownership interest in another horse in a private
                          transaction. We also purchased 5 horses at the Fasig Tipton
                          December Mixed Sales.


SUMMARY OF SOLD HORSES


The following is a summary of the horses we sold prior to March 31, 2001:



                             DATE          DATE      SELLER/PLACE  AFFILIATION    SOURCE OF
     NAME OF HORSE        PURCHASED        SOLD      OF PURCHASE   TO PURCHASER   FINANCING
-----------------------  ------------  ------------  ------------  ------------  ------------
Lord at War/Sa Marche      07/22/99      02/08/00    Fasig Tipton      None          (1)
Belong to Me/Vivas Lady    08/15/99      02/08/00    Fasig Tipton      None          (1)
Saint Damien - 75%         10/25/99      02/28/00    Fasig Tipton      None          (2)
Go for Gin/Bright Omen     10/06/99      03/31/00    Fasig Tipton      None          (2)
Cozzene/Sheergo            10/25/99      04/18/00    Fasig Tipton      None          (2)
Two Punch/Truth and        10/05/99      04/18/00    Fasig Tipton      None          (2)
  Beauty
Belong to Me/Caveat        08/15/99      05/23/00    Fasig Tipton      None          (1)
Wooglin - 65%              05/22/00      06/08/00    Fasig Tipton      None          (3)
Defending Honor - 40%      04/27/00      06/08/00    OBS Sales         None          (3)
Graham Point - 40%         09/14/99      06/08/00    Keeneland         None          (1)
Given to Fly               10/04/99      01/07/01    Fasig Tipton      None          (2)
Weekend Lover - 50%        10/25/00      12/01/00    White             None          (3)
                                                     Oaklawn Farm



------------------
(1) Purchase financed from monies lent to Thoroughbred Interests, Inc. in 1999 by Mr. Tilton.

(2) Purchase financed from monies lent to Thoroughbred Interests, Inc. in 1999 by the Augustine Fund, L.P. and Mr. Tilton.

(3) Purchase financed from funds remaining from loans made to Thoroughbred Interests, Inc. in 1999 from the Augustine Fund, L.P., Mr. Tilton, and Mr. Dyer, and additional monies lent to Thoroughbred Interests, Inc. in 2000 by Mr. Tilton and Mr. Dyer.

INVENTORY OF OUR HORSES


The following was the inventory of our horses as of March 31, 2001:

                                              DATE       SELLER/PLACE      AFFILIATION TO    SOURCE OF
    NAME OF HORSE             TYPE          ACQUIRED      OF PURCHASE        PURCHASER       FINANCING
---------------------  -------------------  --------  -------------------  --------------   -----------
20% of Saint Damien    Colt 3-yr            10/25/99  Fasig Tipton              None            (2)
60% of Graham Point    Colt 3-yr            09/14/99  Keeneland                 None            (1)
60% of Defending       Colt 3-yr            04/27/00  OBS Sales                 None            (3)
  Honor
35% of Wooglin         Colt 3-yr            05/22/00  Fasig Tipton              None            (3)
Allen's Prospect/      Filly Yearling 2-yr  10/03/00  Fasig Tipton              None            (3)
  Goldfinch Filly
  Dafodilly
Devil's Sword          Colt Yearling 2-yr   10/03/00  Fasig Tipton              None            (3)
Party Manners/Bid to   Colt Yearling 2-yr   09/07/00  Keeneland                 None            (3)
  the Mint
Green Dancer/Puff of   Colt Yearling 2-yr   09/13/00  Keeneland                 None            (3)
  Luck
Cryptoclearance/ Dime  Filly Yearling 2-yr  09/14/00  Keeneland                 None            (3)
  Baby
K.O. Punch/ Endicotta  Filly Yearling 2-yr  09/15/00  Keeneland                 None            (3)
  Ridge
Glitterman/Willing     Colt Yearling 2-yr   09/17/00  Keeneland                 None            (3)
  Partner
Allen's Prospect/      Filly Yearling 2-yr  10/03/00  Fasig Tipton              None            (3)
  Bobaloubar
Wild Zone/Galleria     Filly Yearling 2-yr  10/03/00  Fasig Tipton              None            (3)
Allen's Prospect/      Filly Yearling 2-yr  10/04/00  Fasig Tipton              None            (3)
  Hallow Wean
Allen's Prospect/      Colt Yearling 2-yr   10/04/00  Fasig Tipton              None            (3)
  Mississippi Lights
50% Nicholas/ Weekend  Filly 2-yr           10/25/00  White Oaklawn Farm        None            (3)
  Delight
Fox Hound/Angel Puss   Colt 2-yr            10/25/00  Fasig Tipton              None            (3)
Prospectors Music/     Filly 2-yr           10/25/00  Fasig Tipton              None            (3)
  Award for Morgan
Go for Gin/ Northern   Filly 2-yr           10/26/00  Fasig Tipton              None            (3)
  Syl
Devil's Bag/Star       Filly Yearling       12/03/00  Fasig Tipton              None            (3)
  Cloud
Not for Love/ Weather  Filly Yearling       12/04/00  Fasig Tipton              None            (3)
  Vane
Not for Love/God       Colt Yearling        12/05/00  Fasig Tipton              None            (3)
  Given
Eastern Echo/ Devil's  Colt Yearling        12/04/00  Fasig Tipton              None            (3)
  Ballad
Rinka Das/Public Band  Colt Yearling        12/05/00  Fasig Tipton              None            (3)



------------------
(1) Purchase financed from monies lent to Thoroughbred Interests, Inc. in 1999 by Mr. Tilton.

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

BECAUSE OF THE LIMITED EXPERIENCE OF MANAGEMENT IN PINHOOKING AND RACING OF THOROUGHBRED HORSES OUR BUSINESS COULD SUFFER.

     James D. Tilton, our President and sole employee, currently makes all of our decisions regarding the purchasing, training, racing and selling of our thoroughbred horses. Mr. Tilton has had limited experience in pinhooking and racing of thoroughbred horses. Prior to forming Thoroughbred Interests, Mr. Tilton had pinhooked a total of six horses. There can be no assurance that Mr. Tilton will be able to make the decisions necessary to earn a profit in the business.

WE MAY NOT BE ABLE TO OBTAIN THE CAPITAL NEEDED TO FINANCE GROWTH AND CAPITAL REQUIREMENTS.


     We will need additional capital and may not be able to obtain it in which case our ability to continue in business would be materially and adversely affected.


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


     There is no guarantee that we will be able to raise any such capital on terms acceptable to us or at all. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding. At the present time, we do not intend to obtain any loan financing from a lending institution. If necessary, Mr. Tilton may make a personal loan to us at or below market rates, on terms customarily used by lending institutions in making loans. Mr. Tilton is under no obligation to make any such loans to us.

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

THERE IS NO ASSURANCE THAT OUR COMMON STOCK WILL BE CLEARED TO TRADE ON THE OVER-THE-COUNTER BULLETIN BOARD.

     A market maker has filed a Form 211 with Nasdaq to have our Common Stock quoted on the OTC-Bulletin Board. To date, Nasdaq has not cleared our Common Stock to be quoted on the OTC-Bulletin Board and there is no assurance that our Common Stock will ever be quoted on the OTC-Bulletin Board.

WE CANNOT GUARANTEE THAT AN ACTIVE TRADING MARKET WILL DEVELOP FOR OUR COMMON STOCK.

     There is no public market for our Common Stock and there can be no assurance that a regular trading market for our Common Stock will ever develop or that, if developed, it will be sustained. Therefore, purchasers of our Common Stock should have a long-term investment intent and should recognize that it may be difficult to sell the shares, notwithstanding the fact that they are not restricted securities. There has not been a market for our Common Stock. We cannot predict the extent to which a trading market will develop or how liquid a market might become.

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


RESULTS OF OPERATIONS

     REVENUES. Our revenues for the year ended December 31, 2000 was $703,015 compared to $0 for the period from March 25, 1999 to December 31, 1999 The increase in revenues reflect the various sales of thoroughbred horses for the year ended December 31, 2000. We began operations on March 25, 1999 and had no sales for the period from inception to December 31, 1999.

     OPERATIONAL COSTS. Our operational costs for the year ended December 31, 2000 were $174,649 as compared to $55,720 for the period commencing March 25, 1999 to December 31, 1999. The increase in operational costs of $118,929 is a result of an increase in sales of horses and related costs of an increase in inventory.

     GENERAL & ADMINISTRATIVE. Our general & administrative expenses for the year ended December 31, 2000 were $285,873 as compared to $38,947 for the period commencing March 25, 1999 to December 31, 1999. The increase in general & administrative expenses of $246,926 is a result of an increase in compensation to our CEO of $90,000 and additional administrative costs from the sale of horses.

     INTEREST INCOME. Our interest income for the year ended December 31, 2000 was $4,491 as compared to $0 for the period commencing March 25, 1999 to December 31, 1999. The increase is due to interest earned on excess cash in our bank accounts.

     INTEREST EXPENSE. Our interest expense for the year ended December 31, 2000 was $58,800 as compared to $39,500 for the period commencing March 25, 1999 to December 31, 1999. The increase of $19,300 is due to an increase in borrowing by us in 2000 to fund our operations.

FINANCIAL CONDITION

     At December 31, 2000, we had current assets of $835,908 as compared to current liabilities of $953,417. Also at December 31, 2000 we had an accumulated deficit of $409,036 and had a stockholders' deficit of $377,086.

LIQUIDITY AND CAPITAL RESOURCES

     We had a net decrease of $7,937 of cash for the year ended December 31, 2000. We have received extensions of the maturity dates of our note obligations of $400,000 to January 1, 2002.

     We estimate that we require a minimum of approximately $500,000 and a maximum of approximately $1,150,000 to operate for the next 12 months. In either case, we will be required to raise additional capital within the next 12 months in order to fund our business. The minimum of $500,000 is required for operating expenses. The maximum will be required, however, if the Augustine Fund and Mr. Andrew Dyer do not convert their promissory notes into Common Stock of the Company. This estimate of required funds includes the $375,000 due and payable to the Augustine Fund as of January 1, 2002, the $100,000 due and payable to Mr. Andrew Dyer as of January 1, 2002 and $400,000 in estimated operating expenses including office rent, boarding, training and/or racing our horses.


     Although there can be no assurance, we expect that both the Augustine Fund and Andrew Dyer will convert their notes payable into our Common Stock pursuant to their Amended Promissory Notes.


     Additionally, as of December 31, 2001, we held full title to 19 thoroughbreds and ownership interests, ranging from 20% to 60% in five thoroughbreds. We expect to generate approximately $200,000 to $450,000 in gross profits from the sales of these horses. This projection is based upon our historical performance to date. Specifically, we have pinhooked 12 horses to date and generated gross profits of approximately $275,000.00 from these efforts. After giving effect to all our operating, general and administrative expenses, interest and taxes, however, we still expect to operate at a net loss for the next twelve months. We will therefore be required to seek additional funds and to raise additional capital from public or private equity or debt sources in order to fund our general and administrative costs and expenses, pay off startup loans, support further expansion, meet competitive pressures, or respond to unanticipated requirements.

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

     To the extent we are unable to meet our operating expenses or matured notes payable, we may borrow funds from our president Mr. Tilton or others, or we may attempt to raise capital from large institutional investment equity funds. Mr. Tilton is not legally required to loan any money to us. If we are unable to borrow or raise capital, we will have no choice but to sell thoroughbreds to meet our operating expenses and/or obligations under the matured notes. In the event any of our thoroughbreds have to be sold on an expedited basis, we expect that they would have to be sold at a discount to their fair market price. Any funds generated from sales of horses or from equity investments, if any, in our company that exceeds our operating expenses and debt repayments will be used to purchase additional thoroughbred horses.


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
                                            and Secretary


     JAMES "JIM" D. TILTON, JR., has served as Chairman of our Board of Directors, Chief Executive Officer, President, Secretary, Treasurer and Sole Director since our formation. Mr. Tilton has more than 16 years experience in the securities industry. From 1995-1996, he was stockbroker at Morgan Keegan. From 1997-1999, he worked independently in the securities industry, specializing in corporate finance/investment banking. Mr. Tilton has been involved in the financing of private and public small growth companies. Mr. Tilton holds Series 7, Series 24, Series 63 and Series 65 licenses. He also holds a license through the State of Kentucky to sell insurance products. He has been inactive since January 31, 1999 in order to devote his full attention to matters involving Thoroughbred Interests, Inc. and TuneIn Media, Inc. Since January, 1999, Mr. Tilton has been TuneIn Media, Inc.'s Chief Executive Officer and President. TuneIn Media, Inc. is an interactive media content provider with a network of integrated technology business. He is the Chairman of its Board of Directors, holds a significant equity position in it and spends approximately five hours a week on its business. Mr. Tilton spends the balance of his professional time, approximately forty hours per week, on our business. Mr. Tilton has a B.A. in Political Science with an emphasis in Accounting/Business from the University of Louisville.


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


                           SUMMARY COMPENSATION TABLE

                                                                                        LONG TERM
                                                                                       COMPENSATION
                                                                                         AWARDS -
                                                                                        SECURITIES
                                                                         OTHER ANNUAL   UNDERLYING
 NAME AND PRINCIPAL POSITION       YEAR         SALARY       BONUS($)    COMPENSATION   OPTIONS(#)
-----------------------------  ------------  ------------  ------------  ------------  ------------
James D. Tilton, Jr. Chairman      1999           0             0             0             --
of the Board, Chief Executive
Officer and President
                                   2000       $90,000(1)        0             0        3,000,000(2)

(1) Mr. Tilton has agreed to defer his salary indefinitely.

(2) On January 3, 2000, Mr. Tilton was granted 3,000,000 incentive stock options pursuant to our Millennium Stock Option Plan at an exercise price of $0.11. The options are fully vested and currently exercisable.

EMPLOYMENT AND CONSULTING AGREEMENT

     We have an Employment Agreement with James D. Tilton which ends on December 31, 2002. The Agreement provides for the payment of an annual base salary of $90,000 for calendar year 2000, $120,000 for calendar year 2001 and $180,000 for calendar year 2002. The Agreement also provides for an annual incentive bonus of varying percentages based on our annual earnings before income taxes, depreciation and amortization, or EBITA. If our EBITA is at least $1,000,000 the bonus is 30% of annual base salary, if it is at least $2,000,000 the bonus is 50% of annual base salary and if it is at least $4,000,000 the bonus is 100% of annual base salary. The Agreement provides for the one-time grant pursuant to our Millennium Stock Option Plan of 3,000,000 incentive stock options to Mr. Tilton at 110% of the fair market value of our Common stock on the date of the grant. When his options were issued on January 3, 2000 we used the last sales price of our common stock for our then most recent private sale, or $.10, to determine the fair market value. The options are fully vested and currently exercisable. The Agreement further provides for the payment of Mr. Tilton upon the discharge of Mr. Tilton without cause or the resignation of Mr. Tilton for "good cause", or as defined in the Agreement of a lump sum equal to his annual base salary and bonus. In addition, if the terminating event occurs on or before June 30, 2001, we are to pay Mr. Tilton an additional $100,000.

     Mr. Tilton also has an employment agreement with TuneIn Media, Inc., an interactive media content provider with a network of integrated technology business, of which he is Chief Executive Officer and Chairman of the Board of Directors.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

     As permitted pursuant to the corporate law of the State of Nevada, our state of incorporation, the Certification of Incorporation requires that we indemnify its directors and officers against certain liabilities and expenses incurred in their service in such capacities to the fullest extent permitted by applicable law. These provisions would provide indemnification for liabilities arising under the federal securities laws to the extent that such indemnification is found to be enforceable under, and to be in accordance with applicable law. Furthermore, the personal liability of the directors is limited as provided in our Certificate of Incorporation.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of Thoroughbred Interests, Inc. pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The following table sets forth certain information known to us with respect to beneficial ownership of our Common Stock as of date of this report by:

     * each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock;
     * each of our directors;
     * the named executive officers; and
     * all executive officers and directors as a group.

     Except as otherwise indicated, we believe that the beneficial owners of Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.



                                       SHARES OF COMMON STOCK OWNED    SHARES OF COMMON STOCK OWNED
                                             PRIOR TO OFFERING              AFTER OFFERING (3)
          NAME AND ADDRESS             -----------------------------   -----------------------------
        BENEFICIAL OWNER (1)              NUMBER        PERCENT (2)       NUMBER        PERCENT (4)
-------------------------------------  -------------   -------------   -------------   -------------
James D. Tilton                        31,500,000(5)(6)(7)   92.89%      3,000,000          10.20%
c/o Thoroughbred Interests, Inc.
127 S. 6th Street
Louisville, KY 40202
Augustine Fund, L.P.                    5,625,000 (8)        17.56%            --              --
141 West Jackson Boulevard
Suite 2182
Chicago, Illinois 60604
Andy Dyer                               2,002,000 (9)         7.17%            --              --
c/o The Dyer Group
100 Tower Drive
Greenville, South Carolina
Total                                  39,127,000                       30,500,000
All Directors and Executive Officers   31,500,000            92.89%



------------------
(1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days after the date of this Prospectus. For purposes of computing the percentage of outstanding shares held by which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person.

(2) Calculated on the basis of 26,411,000 shares of Common Stock issued and outstanding.

(3) Assumes the sale of all 9,802,000 shares offered by us.

(4) In the event that we are unable to sell all of the shares offered by us, each holder's ownership percentage of our Common Stock after this such offering will be higher than set forth.

(5) Includes 6,000,000 shares being held in escrow by H. Glen Bagwell as security for the loan made by The Augustine Fund, L.P. (the "Augustine Fund") to us and will be returned to James D. Tilton upon repayment to the Augustine Fund of the loan or the conversion by the Augustine Fund of the amount owing into our Common Stock. Mr. Tilton has sole voting and investment power in all of his shares.

(6) Includes 3,000,000 shares issuable upon exercisable of options, all of which are exercisable immediately under Thoroughbred Interests, Inc.'s Millennium Stock Option Plan.

(7) Includes 3,000,000 shares of our Common Stock and 1,500,000 shares of our Common Stock underlying warrants issuable pursuant to a convertible Secured Promissory Note dated October, 2000, as amended.

(8) Represents shares issuable upon conversion of the convertible Promissory Note dated September 30, 1999, as amended.

(9) Includes 1,500,000 shares issuable upon the conversion of the convertible Promissory Notes dated December 15, 1999 and January 31, 2000, as amended.


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

         There is no affiliation between Mr. Tilton and The Augustine Fund, L.P. or Glen Bagwell, Jr.


     In connection with our purchase of several thoroughbreds in September and October of 2000, pursuant to a written promissory note dated October 31, 2000 (the "Note"), Mr. Tilton loaned the Company $300,000 at an interest rate of 6% per annum to pay for the horses. In consideration for the Note, pursuant to a Pledge and Security Agreement dated October 31, 2000, we gave Mr. Tilton a security interest in some of our horses. The entire loan is convertible, at the sole discretion of Mr. Tilton, into shares of our Common Stock (the "Converted Shares") at $.10 per share and warrants exercisable into one-half the number of Converted Shares at $.15 per share.

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


** Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2001.


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

     Name and Capacity                                        Date
     -----------------                                        ----

       /s/ James D. Tilton
-----------------------------------------------------         July 26, 2001
Name:  James D. Tilton
Title: Chairman, President, Secretary
       and Chief Executive Officer
       (Principal Executive Officer and
       Principal Financial and Accounting
              Officer)

                          THOROUGHBRED INTERESTS, INC.

                         INDEX TO FINANCIAL STATEMENTS


                                                                 PAGE
                                                                 ----
Independent Auditors' Report................................        F-2

FINANCIAL STATEMENTS

Balance Sheets as of December 31, 2000 and 1999.............        F-3

Statements of Operations

  Year ended December 31, 2000 and the period commencing
     March 25, 1999 (Inception) to December 31, 1999........        F-4

  Statement of Changes in Stockholders' Equity for the Year
     ended December 31, 2000 and the period commencing March 25,
     1999 (Inception) to December 31, 1999..................        F-5

Statement of Cash Flows
  Year ended December 31, 2000 and the period commencing
     March 25, 1999 (Inception) to December 31, 1999........        F-6

Notes to Financial Statements...............................        F-7

                              BAUM & COMPANY, P.A.
                          CERTIFIED PUBLIC ACCOUNTANTS
                       1515 UNIVERSITY DRIVE - SUITE 209
                          CORAL SPRINGS, FLORIDA 33071

                          INDEPENDENT AUDITORS' REPORT

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

     In our opinion, the financial statements present fairly, in all material respects, the financial position of Thoroughbred Interests, Inc. at December 31, 2000 and 1999 and the statement of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2000 and the period commencing March 25, 1999 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.


/s/ Baum & Company, P.A.
Baum & Company, P.A.
Certified Public Accountants


Coral Springs, Florida
March 15, 2001

                          THOROUGHBRED INTERESTS, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                                                                     2000             1999
                                                                  ----------       ----------
                                           ASSETS
Current Assets
  Cash......................................................      $    3,411       $   11,348
  Investment in thoroughbred horses.........................         832,496          441,107
                                                                  ----------       ----------
                                                                     835,908          452,455
Other assets
  Deferred registration costs...............................          39,348            5,385
                                                                  ----------       ----------
       Total assets.........................................      $  875,256       $  457,840
                                                                  ----------       ----------
                                                                  ----------       ----------

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Note payable..............................................      $  400,000       $  350,000
  Accounts payable..........................................         376,917           64,235
  Accrued interest..........................................          86,500           38,000
  Accrued compensation - related party......................          90,000                0
                                                                  ----------       ----------
       Total current liabilities............................         953,417          452,235
                                                                  ----------       ----------
Other liabilities
  Loan payable - related party..............................         298,925          110,447
                                                                  ----------       ----------
       Total liabilities....................................       1,252,342          562,682
                                                                  ----------       ----------
Stockholders equity
  Preferred stock, par value $.001, 10,000,000 shares
     authorized; no shares issued...........................               0                0
  Common stock, par value $.001, 100,000,000 shares
     authorized; 26,411,000 and 26,386,000 shares issued and
     outstanding in 2000 and 1999 respectively..............          26,411           26,386
     Additional paid in capital.............................           5,539            3,064
     Accumulated deficit....................................        (409,036)        (134,167)
  Less: subscription receivable.............................               0             (125)
                                                                  ----------       ----------
                                                                    (377,086)        (104,842)
                                                                  ----------       ----------
       Total liabilities & stockholders equity..............      $  875,256       $  457,840
                                                                  ----------       ----------
                                                                  ----------       ----------

              See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD
           COMMENCING MARCH 25, 1999 (INCEPTION) TO DECEMBER 31, 1999

                                                                     2000              1999
                                                                  -----------       -----------
Revenues....................................................      $   703,015       $         0
Cost of Horses Sold.........................................          463,053                 0
                                                                  -----------       -----------
Gross Profit................................................          239,962                 0
Operating Expenses
  Operational costs.........................................          174,649            55,720
  General & administrative..................................          285,873            38,947
                                                                  -----------       -----------
  Total operating expenses..................................          460,522            94,667
                                                                  -----------       -----------
Net income (loss) before other income and (expense).........         (220,560)          (94,667)
Other income and (expense)
  Interest income...........................................            4,491                 0
  Interest expense..........................................          (48,500)          (38,000)
  Interest expense - related party..........................          (10,300)           (1,500)
                                                                  -----------       -----------
                                                                      (54,309)          (39,500)
                                                                  -----------       -----------
Net income (loss) before provision for income taxes.........         (274,869)         (134,167)
Provision for income taxes..................................                0                 0
                                                                  -----------       -----------
Net income (loss)...........................................      $  (274,869)      $  (134,167)
                                                                  -----------       -----------
                                                                  -----------       -----------
Net (loss) per common share.................................      $     (0.01)      $     (0.01)
                                                                  -----------       -----------
                                                                  -----------       -----------
Weighted average number of common shares outstanding........       26,390,175        26,386,000
                                                                  -----------       -----------
                                                                  -----------       -----------

              See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD
                    COMMENCING MARCH 25, 1999 (INCEPTION) TO
                               DECEMBER 31, 1999

                                              COMMON STOCK        ADDITIONAL      STOCK
                                          ---------------------    PAID IN     SUBSCRIPTION   ACCUMULATED
                                            SHARES      AMOUNT     CAPITAL      RECEIVABLE      DEFICIT
                                          ----------   --------   ----------   ------------   -----------
Balance - inception (March 25, 1999)...            0         0           0            0                0
Common stock issued to founder for
  services.............................   24,000,000    24,000           0            0                0
Common stock issued for services.......    2,300,000     2,300      (1,150)           0                0
Sale of common stock in 1999...........       86,000        86       4,214         (125)               0
Net (loss) from inception to
  December 31, 1999....................            0         0           0            0         (134,167)
                                          ----------   -------      ------         ----        ---------
Balance - December 31, 1999............   26,386,000    26,386       3,064         (125)        (134,167)
Payment of subscription................            0         0           0          125                0
Stock issued for domain name
  November 2000........................       25,000        25       2,475            0                0
Net (loss) December 31, 2000...........            0         0           0            0         (274,869)
                                          ----------   -------      ------         ----        ---------
Balance - December 31 2000.............   26,411,000   $26,411      $5,539         $  0        $(409,036)
                                          ----------   -------      ------         ----        ---------
                                          ----------   -------      ------         ----        ---------

               See accompanying notes to the financial statements

                          THOROUGHBRED INTERESTS, INC.
                            STATEMENT OF CASH FLOWS
              FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD
           COMMENCING MARCH 25, 1999 (INCEPTION) TO DECEMBER 31, 1999

                                                                     2000              1999
                                                                  -----------       -----------
Cash flows from operations:
  Net income (loss).........................................      $  (274,869)      $  (134,167)
  Adjustments to reconciliate net income (loss) to net cash
     provided by operating activities:
  Common stock issued for domain name.......................            2,500                 0
  Common stock issued for services..........................                0             1,150
  Common stock issued to founder............................                0            24,000
Changes in operating assets and liabilities:
  (Increase) in investment in thoroughbred horses...........         (391,389)         (441,107)
  Increase in accounts payable and other accrued expenses...          451,182           102,235
                                                                  -----------       -----------
Net cash provided (used) from operations....................         (212,576)         (447,889)
                                                                  -----------       -----------
Cash flows from financing activities:
  Proceeds of common stock issued...........................              125             4,175
  (Increase) in deferred registration costs.................          (33,963)           (5,385)
  Increase (decrease) in stockholder loan...................          188,477           110,447
  Proceeds of note payable..................................           50,000           350,000
                                                                  -----------       -----------
Net cash provided (used) from financing activities..........          204,639           459,237
                                                                  -----------       -----------
Net increase (decrease) in cash.............................           (7,937)           11,348
Cash - beginning............................................           11,348                 0
                                                                  -----------       -----------
Cash - ending...............................................      $     3,411       $    11,348
                                                                  -----------       -----------
                                                                  -----------       -----------
Supplemental disclosures:
  Interest paid.............................................      $    10,300       $     1,500
                                                                  -----------       -----------
                                                                  -----------       -----------
  Income taxes paid.........................................      $         0       $         0
                                                                  -----------       -----------
                                                                  -----------       -----------

              See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 -- BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND ORGANIZATION

The Company was organized under the laws of Nevada on March 25, 1999. The Company business consists of purchasing, training and sales of thoroughbred horses. The Company has emerged from its development stage in early 2000. The Company incurred a deficit of $134,167 in its development stage.

ORGANIZATION COSTS

The Company has incurred various expenditures in the formation of its corporate and organizational structure. In accordance with SOP 98-5 these costs will be expensed as incurred.

REVENUE RECOGNITION


Revenue is recognized when thoroughbred horses are purchased for cash or approved credit and title is transferred to the purchaser. Collectibility of proceeds is reasonably assured at the time title is passed to the purchaser. Delivery of the thoroughbred horses occurs at the time title is passed to purchaser. The purchaser is responsible for delivery and the ultimate possession of the horses acquired.


DEFERRED REGISTRATION COSTS

The Company has incurred various costs to prepare and file the required documents for any future stock offering. These costs will be offset against the proceeds of a successful offering, or expensed if unsuccessful. Registration costs include legal, accounting and out-of-pocket expenses applicable to future stock offering.

SUBSCRIPTION RECEIVABLE

Sales of common stock have occurred whereby the proceeds have not been received, thus the balances have been reflected as an offset to stockholders equity.

INVESTMENT IN THOROUGHBRED HORSES

The Company's investment in thoroughbred horses are stated at the lower of cost market. Costs of maintaining horses and other direct horse related costs are expensed in the period incurred.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

NET LOSS PER COMMON SHARE

The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares available. Diluted earnings per share is computed simular to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding. If the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                          THOROUGHBRED INTERESTS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

                                                                     AS OF DECEMBER 31,
                                                                  -------------------------
                                                                    2000            1999
                                                                  ---------       ---------
  Options outstanding under the Company's stock option
     plan...................................................      3,000,000               0
  Common stock issuable upon conversion of Loan payable -
     related party..........................................      3,000,000               0
  Warrants issued in conjunction with Loan payable - related
     party..................................................      1,500,000               0
  Common stock issuable upon conversion of Notes payable....      4,750,000               0
  Warrants issued in conjunction with Notes payable.........      2,375,000               0

NOTE 2 -- RELATED PARTY TRANSACTIONS

The Company has issued 24,000,000 shares of common stock to its founder at a par value of $.001 for his time and effort in establishing the Company.

The founder of the Company has assumed the role of CEO and Chairman of the Board of Directors at a salary and a stock option plan subject to the approval by the Board of Directors. The financial statements reflect $90,000 of accrued compensation in accordance with the agreement to be paid upon sufficient cash flow. The employment agreement commenced on January 3, 2000 for a three year period ending December 31, 2002. The base salary under this agreement is as follows: $90,000, $120,000 and $180,000 for the years 2000, 2001 and 2002, respectively.

The agreement in addition to scheduled salary increases also provides for incentive bonuses in accordance with prescribed performance levels of the Company. The incentives are based on annual earnings of the Company before deduction of income taxes, depreciation and amortization ("EBIDA") The bonus will be computed on annual base salary as detailed above at 30%, 50% and 100% of base salary if the EBIDA reaches $1,000,000, $2,000,000 and $3,000,000, respectively.

In addition, the CEO has received a grant of incentive stock options pursuant to Company's Millennium Stock Option Plan of three million shares of common stock.


The CEO has advanced funds to the Company as a interest bearing 6% per annum secured loan pursuant to a written promissory dated October 31, 2000. The loan is payable in full on October 31, 2003. The security consists of certain horses held in inventory. The loan is convertible into common stock (the "Converted Shares") of the Company at $.10 per share and warrants exercisable into one-half the number of Converted Shares at $.15 per share. Based on an approximate loan balance at December 31, 2000 of $300,000 of principal only, the amount of Converted Shares will be 3,000,000 of common stock and an additional 1,500,000 of common stock upon the exercise of stock warrants for a total of 4,500,000 issued shares. As of December 31, 2000, all accrued interest on the note balance has been paid and has not been added to the loan principal balance. The warrants are first exercisable at the date of conversion into the Converted Shares and expire at the end of five years from such date. The Company used the Black-Scholes model to determine the fair market value of these warrants which is $0. There is no expense recognized for the conversion feature of the loan payable due to the conversion price being equal to the fair value of the Company's common stock.

In addition to the loan as discussed above which is pursuant to the promissory note dated October 31, 2000, the CEO has advanced funds to the Company on an informal basis as needed. These funds advanced are unsecured, interest bearing at 6% per annum payable in three years from the date of the advance and not subject to the conversion features of the other funds loaned to the Company.



The Company commenced in April 2000 utilizing an office facility leased by the CEO on a informal agreement at $1,352 per month to conduct its business operations. In review of this transaction, the disclosures pursuant to FASB 13 is not required since the Company has no legal commitment for future payment of rent at its option.

NOTE 3 -- CAPITAL TRANSACTIONS

a.) The Company at its inception issued 24,000,000 shares of common stock to its founder. The services rendered by the founder were valued at the par value of the stock issued and expensed as startup costs.

                          THOROUGHBRED INTERESTS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


b.) The Company at its inception issued 2,300,000 shares to individuals for services rendered. These services were valued at $1,150 and expensed as startup costs.


c.) The Company issued 86,000 shares of common stock during March and April 1999 for $4,300 pursuant to Section 4(2) of the Securities Act of 1933, as amended.

d.) The Company by an unanimous consent in lieu of a special meeting of Directors approved a two (2) for one (1) forward stock split for all shares issued and outstanding effective July 23, 1999. The authorized shares of common stock increased from 50,000,000 to 100,000,000 and the par value remained at $.001 per share.

e.) The Company issued 25,000 of common stock in November 2000 for a domain name. The stock was valued at $.10 per share. The value of this domain name has been expensed in 2000.

NOTE 4 -- STOCK OPTION PLAN

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

A summary of the status of the Company's stock option plan as of December 31, 2000.


                                                                          WEIGHTED AVERAGE
                                                           SHARES          EXERCISE PRICE
                                                          ---------       ----------------
Outstanding at December 31, 1999....................              0                0

Granted.............................................      3,000,000             $.11

Exercised...........................................              0                0

Forfeited...........................................              0                0
                                                          ---------             ----

Outstanding at December 31, 2000....................      3,000,000             $.11
                                                          ---------             ----

Options exercisable at December 31, 2000............      3,000,000             $.11
                                                          ---------             ----


The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25. "Accounting for Stock Issued to Employees," and related interpertations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Comapny's net income and

                          THOROUGHBRED INTERESTS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

earnings per share would be reduced to the pro forma amounts indicated below for the year ended December 31, 2000:

Net income (loss)
  As reported...............................................      $(274,869)
  Pro forma.................................................      $(411,959)
Basic earning (loss) per common share
  As reported...............................................      $   (0.01)
  Pro forma.................................................      $   (0.02)
Diluted earnings (loss) per common share
  As reported...............................................      $   (0.01)
  Pro forma.................................................      $   (0.02)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black- Scholes option-pricing model. The fair value is computed as of the date of grant using the following assumptions for grants in 2000: (i) dividend yield of 0% (ii) expected volatility of 0% (iii) weighted-average risk-free interest rate of approximately 6.2%, and (iv) expected life of 10 years.

The weighted average remaining contractual life of options outstanding issued under the Stock Option Plan is 9.75 years at December 31, 2000. No compensation expense was recognized as a result of the issuance of stock options during the year ended December 31, 2000.


For options granted during the year ended December 31, 2000 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $.05 and the weighted-average exercise price of such options was $0.10. No options were granted during the year ended December 31, 2000 where the exercise price was greater than the stock price at the date of grant or where the exercise price was less than the stock price at the date of the grant.


NOTE 5 -- NOTES PAYABLE


On September 30, 1999 pursuant to a written promissory note the Company was loaned $300,000 from Augustine Fund, L.P. The note has no stated interest but calls for the payment of $375,000 in (180) one hundred eighty days from September 30, 1999. The Augustine Fund L.P. has the right to convert all or any portion of the $375,000 into 3,750,000 shares of common stock (the "Converted Shares") at $.10 per share and warrants exercisable into one-half the number of Converted Shares (1,875,000 shares) at $.15 per share. The warrants are first exercisable at the date of conversion into the Converted Shares and expire at the end of 5 years from such date. As security for this loan, the President of the company has placed in escrow 6,000,000 restricted shares of common stock. The Augustine Fund, L.P. granted the company an extension to January 1, 2002 for satisfaction of the note. No additional interest is being accrued for the extended period of the loan.


On December 15, 1999, pursuant to convertible promissory note the Company was loaned $50,000 from Andrew Dyer (an individual). The note is unsecured and bears interest at 12% per annum payable including interest on or before August 13, 2000.


On February 10, 2000 the Company received an additional $50,000 under the same terms. The promissory notes are both convertible into 500,000 shares of common stock (the "Converted Shares") at $.10 per share and warrants exercisable into one-half the number of Converted Shares (250,000 shares) at $.15 per share. The warrants are first exercisable at the date of conversion into the Converted Shares and expire at the end of 5 years from such date.


The Company used the Black-Scholes model to determine the fair value of these warrants which is $0. There is no expense recognized for the conversion feature of these notes due to the conversion price

                          THOROUGHBRED INTERESTS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

being equal to the fair value of the Company's common stock. The due date of the notes plus accrued interest has been extended to January 1, 2002.

NOTE 6 -- INCOME TAXES

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in results of operations in the period that includes the enactment date. Because of the uncertainty regarding the Company's future profitability, the future tax benefit of its losses have been fully reserved for. Therefore, no benefit for the net operating loss has been recorded in the accompanying financial statements.

The net operating losses of $409,036 can be carried forward fifteen years through 2015 to be offset against net income.