Form 10QSB/A
period 2001-03-31
THOROUGHBRED INTERESTS INC
filed 2001-07-27
CIK 1092448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of March 31, 2001 - 26,411,000 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          THOROUGHBRED INTERESTS, INC.
                                      INDEX

                                                                                   Page
                                                                                  Number
                                                                                  ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet as of March 31, 2001                                        2

           Statements of Operations for the Three months ended
                  March 31, 2001 and 2000                                            3

           Statement of Changes in Stockholders' Equity for the period commencing March 25, 1999 (Inception) and the
                  three month periods ended March 31, 2001                           4

           Statements of Cash Flows for the Three month periods ended
                  March 31, 2001 and 2000                                            5

           Notes to Financial Statements                                            6-9

Item 2.    Management's Discussion and Analysis or Plan of Operation                 10

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                         13

Item 2.    Change in Securities and Use of Proceeds                                  13

Item 3.    Defaults Upon Senior Securities                                           13

Item 4.    Submission of Matters to a Vote of Security Holders                       13

Item 5.    Other Information                                                         13

Item 6.    Exhibits and Reports on Form 8-K                                          13

SIGNATURES                                                                           13

Part III.  EXHIBITS

                          THOROUGHBRED INTERESTS, INC.
                                 BALANCE SHEETS
                                 MARCH 31, 2001

                                           ASSETS
Current Assets
  Cash.........................................................................    $      804
  Accounts Receivable..........................................................        16,080
  Investment in thoroughbred horses............................................       809,031
                                                                                   ----------
                                                                                      825,915
Other assets
  Deferred registration costs..................................................        39,348
                                                                                   ----------
     Total assets..............................................................    $  865,263
                                                                                   ----------
                                                                                   ----------

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Note payable.................................................................    $  400,000
  Accounts payable.............................................................       401,895
  Accrued interest.............................................................        89,500
  Accrued compensation - related party.........................................       120,000
                                                                                   ----------
     Total current liabilities.................................................     1,011,395
Other liabilities
  Loan payable - stockholder...................................................       386,286
                                                                                   ----------
     Total liabilities.........................................................     1,397,681
                                                                                   ----------
Stockholders equity
  Preferred stock, par value $.001, 10,000,000 shares authorized; no shares
     issued....................................................................             0
  Common stock, par value $.001, 100,000,000 shares authorized; 26,411,000
     shares issued and outstanding.............................................        26,411
  Additional Paid in Capital...................................................         2,475
  Accumulated deficit..........................................................      (561,304)
                                                                                   ----------
                                                                                     (532,418)
     Total liabilities & stockholders equity...................................    $  865,263
                                                                                   ----------
                                                                                   ----------

              See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                      2001             2000
                                                                   -----------      -----------
Revenue from Horse Transactions................................    $    67,654      $   297,500
Cost of Horses Sold............................................         23,465          186,115
                                                                   -----------      -----------
  Gross Profit.................................................         44,189          111,385
Operating Expenses
  Operational costs............................................         99,759           85,924
  General & administrative.....................................         88,823            8,301
                                                                   -----------      -----------
  Total operating expenses.....................................        188,582           94,225
                                                                   -----------      -----------
Net income (loss) before other income and expense..............       (144,393)          17,160
Other income and (expense)
  Interest expense.............................................         (3,000)         (39,750)
  Interest expense - related party.............................         (4,875)               0
                                                                   -----------      -----------
                                                                        (7,875)         (39,750)
                                                                   -----------      -----------
Net income before provision for income taxes...................       (152,268)         (22,590)
Provision of income taxes......................................              0                0
                                                                   -----------      -----------
Net income (loss)..............................................    $  (152,268)     $   (22,590)
                                                                   -----------      -----------
                                                                   -----------      -----------
Net (loss) per common share....................................    $     (0.01)     $     (0.00)
                                                                   -----------      -----------
                                                                   -----------      -----------
Weighted average number of common shares outstanding...........     26,411,000       26,300,000
                                                                   -----------      -----------
                                                                   -----------      -----------

              See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD COMMENCING MARCH 25, 1999 (INCEPTION)
                   AND THE THREE MONTHS ENDED MARCH 31, 2001

                                             COMMON STOCK       ADDITIONAL    STOCK
                                         --------------------   PAID IN      SUBSCRIPTION   ACCUMULATED
                                           SHARES     AMOUNT    CAPITAL      RECEIVABLE      DEFICIT
                                         ----------   -------   ----------   ------------   -----------
Balance - inception (March 25, 1999)...           0         0          0            0                0
Common stock issued to founder for
  services.............................  24,000,000    24,000          0            0                0
Common stock issued for services.......   2,300,000     2,300     (1,150)           0                0
Sale of common stock in 1999...........      86,000        86      4,214          125                0
Net (loss) from inception to
  December 31, 1999....................           0         0          0            0         (134,167)
                                         ----------   -------     ------         ----        ---------
Balance - December 31, 1999............  26,386,000    26,386      3,064          125         (134,167)
Payment of subscription................           0         0          0         (125)               0
Stock issued for domain name
  November 2000........................      25,000        25      2,475            0                0
Net (loss) December 31, 2000...........           0         0          0            0         (274,869)
                                         ----------   -------     ------         ----        ---------
Balance - December 31, 2000............  26,411,000    26,411      5,539            0         (409,036)
Net (loss) - March 31, 2001............           0         0          0            0         (152,268)
                                         ----------   -------     ------         ----        ---------
Balance - March 31, 2001...............  26,411,000   $26,411     $5,539         $  0        $(561,304)
                                         ----------   -------     ------         ----        ---------
                                         ----------   -------     ------         ----        ---------

              See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                            STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                          2001           2000
                                                                        ---------      --------
  Cash flows from operations:
     Net income (loss)..............................................    $(152,268)     $(22,590)
  Changes in operating assets and liabilities:
     (Increase) in accounts receivable - trade......................      (16,080)      (38,000)
     Decrease in Investment in thoroughbred horses..................       23,465       189,385
     (Increase) in prepaid expenses.................................            0        (7,500)
     Increase (Decrease) in accounts payable and accrued expenses...       62,853        (6,996)
                                                                        ---------      --------
  Net cash provided (used) from operations..........................      (82,030)      114,299
                                                                        ---------      --------
  Cash flows from financing activities:
     Proceeds of note payable.......................................            0        50,000
     Increase (decrease) in stockholder loan........................       79,423       (39,500)
                                                                        ---------      --------
  Net cash provided from financing activities.......................       79,423        10,500
                                                                        ---------      --------
  Net increase in cash..............................................       (2,607)      124,799
  Cash - beginning of period........................................        3,411        11,348
                                                                        ---------      --------
  Cash - ending of period...........................................    $     804      $136,147
                                                                        ---------      --------
                                                                        ---------      --------
  Supplemental disclosures:
     Interest paid..................................................    $   4,875      $      0
                                                                        ---------      --------
                                                                        ---------      --------
     Income taxes paid..............................................    $       0      $      0
                                                                        ---------      --------
                                                                        ---------      --------

              See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

INVESTMENT IN THOROUGHBRED HORSES

The Company's investment in thoroughbred horses are stated at the lower of cost or market. Cost of carrying horses are expensed in the period incurred.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 2001

NET LOSS PER COMMON SHARE

The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding. If the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                                                                       AS OF MARCH 31,
                                                                   ------------------------
                                                                     2001           2000
                                                                   ---------      ---------
       Options outstanding under the Company's stock option
          plan.................................................    3,000,000      3,000,000
       Common stock issuable upon conversion of Loan payable -
          related party........................................    3,000,000              0
       Warrants issued in conjunction with Loan payable -
          related party........................................    1,500,000              0
       Common stock issuable upon conversion of Notes
          payable..............................................    4,750,000              0
       Warrants issued in conjunction with Notes payable.......    2,375,000              0

NOTE 2 -- RELATED PARTY TRANSACTIONS

The Company has issued 24,000,000 shares of common stock to its founder at a par value of $.001 for his time and effort in establishing the Company. The founder of the Company has assumed the role of CEO and Chairman of the Board of Directors at a salary and a stock option plan subject to the approval by the Board of Directors.

The financial statements reflect $120,000 of accrued compensation in accordance with the agreement to be paid upon sufficient cash flow. The employment agreement commenced on January 3, 2000 for a three year period ending December 31, 2002. The base salary under this agreement is as follows: $90,000, $120,000 and $180,000 for the years 2000, 2001 and 2002, respectively. The agreement in addition to scheduled salary increases also provides for incentive bonuses in accordance with prescribed performance levels of the Company. The incentives are based on annual earnings of the Company before deduction of income taxes, depreciation and amortization (EBIDA). The bonus will computed on annual base salary as detailed above at 30%, 50% and 100% of base salary if the EBIDA reaches $1,000,000, $2,000,000 and $3,000,000, respectively.

In addition the CEO has received a grant of incentive stock options pursuant to Company's Millennium Stock Option Plan of three million shares of common stock.


The CEO has advanced funds as a interest bearing at 6% per annum, secured loan to the company pursuant to a written promissory dated October 31, 2000. The loan is payable in full on October 31, 2003. The security consists of certain horses held in inventory. The loan is convertible into common stock (the "Converted Shares") of the Company at $.10 per share and warrants exerisable into one-half the number of Converted Shares at $.15 per share. Based on an approximate loan balance at March 31, 2000 of $300,000 of principal only, the amount of Converted Shares will be 3,000,000 of common stock and an additional 1,500,000 0f common stock upon the exercise of warrants for a total of 4,500,000 issued shares. As of March 31, 2001, the accrued interest on the note balance has been paid and has not been added to the loan principal balance. The stock warrants are first exercisable at the date of conversion into the Converted Shares and expire at the end of five years from such date.

                          THOROUGHBRED INTERESTS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 2001

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

The Company commenced in April 2000 utilizing an office facility leased by the CEO on a informal agreement at $1,352 per month to conduct its business operations. In review of this transaction, the disclosures pursuant to FASB 13 is not required since the Company has no legal commitment for the future payment of rent at its option.

NOTE 3 -- CAPITAL TRANSACTIONS

a.) The Company at its inception issued 24,000,000 shares of common stock to its founder. The services rendered by the founder were valued at the par value of the stock issued and expensed as startup costs.

b.) The Company at its inception issued 2,300,000 shares to individuals for services rendered. These services were valued at the par value of the stock issued and expensed as startup costs.

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

NOTE 4 -- STOCK OPTION PLAN

The Board of Directors has approved The Millennium Stock Option Plan effective as of January 3, 2000 to compensate executives, key management personnel and consultants of the Company. The plan document has authorized a maximum of 10,000,000 shares of common stock to be optioned at an exercise price to be determined by the Company. In the case of the incentive stock option the exercise price shall not be less than 100% of the fair market value of the shares on the date the option is granted. The stock options are exercisable no sooner than six months nor more than ten years from the date it is granted. The fair market value of common stock options granted will be reflected as compensation issued. A summary of the status of the Company's stock option plan as of March 31, 2001.

                          THOROUGHBRED INTERESTS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                 MARCH 31, 2001

                                                                       WEIGHTED AVERAGE
                                                         SHARES        EXERCISE PRICE
                                                        ---------      ----------------
          Outstanding - December 31, 2000...........    3,000,000             .11
          Granted...................................            0               0
          Exercised.................................            0               0
          Forfeited.................................            0               0
                                                        ---------            ----
          Outstanding - March 31, 2001..............    3,000,000            $.11
                                                        ---------            ----
          Options exercisable - March 31, 2001......    3,000,000            $.11
                                                        ---------            ----

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


On December 15, 1999, pursuant to convertible promissory note the Company was loaned $50,000 from Andrew Dyer (an individual). The note is unsecured and bears interest at 12% per annum payable including interest on or before August 13, 2000. On February 10, 2000 the Company received an additional $50,000 under the same terms. The promissory notes are both convertible into 500,000 shares of common stock (the "Converted Shares") at $.10 per share and warrants exercisable into one-half the number of Converted Shares at $.15 per share. The warrants are first exercisable on the date of conversion into Converted Shares and expire at the end of 5 years from such date.


The Company used the Black-Scholes model to determine the fair value of these warrants which is $0. There is no expense recognized for the conversion feature of these notes due to the conversion price being equal to the fair value of the Company's common stock. The due date of the notes plus accrued interest has been extended to January 1, 2002.

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

Because of the uncertainty regarding the Company's future profitability, the future tax benefit of its losses have been fully reserved for. Therefore, no benefit for the net operating loss has been recorded in the accompanying financial statements. The net operating losses of $561,304 can be carried forward for fifteen years to the year 2015 to be offset against net income.

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


RESULTS OF OPERATIONS

REVENUES. Our revenue for the three months ended March 31, 2001 was $67,654 compared to $297,500 for the three months ended March 31, 2000. The decrease in revenue reflects fewer sales of thoroughbred horses during the first quarter of 2001 as compared to the same quarter in 2000. For the three months ended March 31, 2001 we sold one horse as compared to four horses during the three months ended March 31, 2000.

COST OF HORSES SOLD. Our cost of horses sold for the three months ended March 31, 2001 was $23,465 or 34.7% of revenue compared to $186,115 or 62.6% of revenue for the three months ended March 31, 2000. The dollar decrease in cost of horses sold is due to fewer horses sold during the three months ended March 31, 2001 as compared to the same period in 2000. However, the decrease in the cost of horses sold as a percentage of revenue from 62.6% for the first quarter of 2000 to 34.7% for the same period in 2001 is attributed to market conditions.

OPERATIONAL COSTS. Our operational costs for the three months ended March 31, 2001 were $99,759 as compared to $85,924 for the three months ended March 31, 2000. The increase in operational costs is a result of larger number of horses held.

GENERAL & ADMINISTRATIVE. Our general & administrative expenses for the three months ended March 31, 2001 were $88,823 as compared to $8,301 for the three months ended March 31, 2000. The increase in general & administrative expenses is a result of an increase in compensation to our CEO and administrative costs associated with being a SEC reporting company.

INTEREST EXPENSE. Our interest expense for the three months March 31, 2001 was $7,875 as compared to $39,750 for the three months ended March 31, 2000. The decrease is due to no interest being charged on the Augustine Fund, L.P. note in 2001.

FINANCIAL CONDITION

At March 31, 2001, we had current assets of $825,915 as compared to current liabilities of $1,011,395. Also at March 31, 2001 we had an accumulated deficit of $561,304 and had a stockholders' deficit of $532,418.

LIQUIDITY AND CAPITAL RESOURCES

We had a net decrease of $2,607 of cash for the three months ended March 31, 2001. We have received extensions of the maturity dates of our note obligations of $400,000 to January 1, 2002.


We estimate that we require a minimum of approximately $500,000 and a maximum of approximately $1,150,000 to operate for the next 12 months. In either case, we will be required to raise additional capital within the next 12 months in order to fund our business. The minimum of $500,000 is required for operating expenses.

The maximum will be required, however, if the Augustine Fund and Mr. Andrew Dyer do not convert their promissory notes into our common stock. This estimate of required funds includes the $375,000 due and payable to the Augustine Fund as of January 1, 2002, the $100,000 due and payable to Mr. Andrew Dyer as of January 1, 2002 and $400,000 in estimated operating expenses including office rent, boarding, training and/or racing our horses.

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

Date: July 26, 2001