Form 10QSB
period 2001-06-30
THOROUGHBRED INTERESTS INC
filed 2001-08-20
CIK 1092448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _________ to  __________

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of June 30, 2001 - 26,411,000 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                          THOROUGHBRED INTERESTS, INC.

                                      INDEX

                                                                                                Page
                                                                                               Number
                                                                                               ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet as of June 30, 2001 .............................................       1

           Statements of Operations
                  For the three months and six months ended June 30, 2001 and 2000 .......       2

           Statement of Changes in Stockholders' Equity ..................................       3
                  For the period commencing March 25, 1999 (Inception) and the
                  Six months ended June 30, 2001

           Statements of Cash Flows
                  For the six months ended June 30, 2001 and 2000 ........................       4

           Notes to Financial Statements .................................................       5-10

Item 2.    Management's Discussion and Analysis or Plan of Operation .....................       11-14

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings .............................................................       15

Item 2.    Changes in Securities and Use of Proceeds .....................................       15

Item 3.    Defaults Upon Senior Securities ...............................................       15

Item 4.    Submission of Matters to a Vote of Security Holders ...........................       15

Item 5.    Other Information .............................................................       15

Item 6.    Exhibits and Reports on Form 8-K ..............................................       15

SIGNATURES ...............................................................................       16

Part III.  EXHIBITS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          THOROUGHBRED INTERESTS, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2001

                                     ASSETS

Current Assets
    Cash .......................................................................      $   4,505
    Investment in thoroughbred horses ..........................................        712,031
                                                                                      ---------
                                                                                        716,536
Other assets
    Deferred registration costs ................................................        121,998
                                                                                      ---------
         Total assets ..........................................................      $ 838,535
                                                                                      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Note payable ...............................................................      $ 400,000
    Accounts payable ...........................................................        425,881
    Accrued interest ...........................................................        103,850
    Accrued compensation - related party .......................................        150,000
                                                                                      ---------
         Total current liabilities .............................................      1,079,731
Other liabilities
    Loan payable - stockholder .................................................        477,392
                                                                                      ---------
            Total liabilities ..................................................      1,557,123
                                                                                      ---------
 Stockholders equity
    Preferred stock, par value $ .001, 10,000,000
       shares authorized; no shares issued .....................................         -  0 -
    Common stock, par value  $.001,
       100,000,000 shares authorized;
       26,411,000 shares issued and outstanding ................................         26,411
    Additional Paid in Capital .................................................          5,539
    Accumulated deficit ........................................................       (750,538)
                                                                                      ---------
                                                                                       (718,588)
                                                                                      ---------
         Total liabilities & stockholders equity ...............................      $ 838,535
                                                                                      =========

               See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                            STATEMENTS OF OPERATIONS

                                                             For the Three Months              For the Six Months
                                                                Ended June 30,                   Ended June 30,
                                                        -----------------------------     -----------------------------
                                                             2001            2000             2001             2000
                                                        ------------     ------------     ------------     ------------
Revenue from Horse Transactions ....................    $    108,309     $    372,475     $    175,963     $    669,975

Cost of Horses sold ................................          97,000          269,143          120,465          455,258
                                                        ------------     ------------     ------------     ------------
     Gross Profit ..................................          11,309          103,332           55,498          214,717

Operating Expenses
     Operational costs .............................         147,581           45,773          247,340           84,598
     General & administrative ......................          43,487           22,625          132,310           78,025
                                                        ------------     ------------     ------------     ------------
           Total operating expenses ................         191,068           68,398          379,650          162,623
                                                        ------------     ------------     ------------     ------------
Net Income (loss) before other income and expense ..        (179,759)          34,934         (324,152)          52,094

Other income and (expense)
     Interest Expense ..............................          (3,000)          (1,876)          (6,000)         (41,626)
     Interest Expense - related party ..............          (6,475)               0          (11,350)           - 0 -
                                                        ------------     ------------     ------------     ------------
                                                              (9,475)          (1,876)          (17,350)         (41,626)
                                                        ------------     ------------     ------------     ------------
Net income (loss) before provision for income taxes         (189,234)          33,058         (341,502)          10,468

Provision of income taxes ..........................           - 0 -            - 0 -            - 0 -            - 0 -
                                                        ------------     ------------     ------------     ------------
Net income (loss) ..................................    $   (189,234)    $     33,058     $   (341,502)    $    (10,468)
                                                        ============     ============     ============     ============
Net (loss) per common share ........................    $      (0.01)    $      (0.00)    $      (0.01)    $      (0.00)
                                                        ============     ============     ============     ============
Weighted average number of common shares outstanding      26,411,000       26,300,000       26,411,000       26,300,000
                                                        ============     ============     ============     ============

               See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE PERIOD COMMENCING MARCH 25, 1999 ( INCEPTION )
                     AND THE SIX MONTHS ENDED JUNE 30, 2001

                                                Common Stock                                  Stock
                                        --------------------------------  Additional paid  Subscription   Accumulated
                                           Shares             Amount         in capital     Receivable       Deficit
                                        -------------    ---------------    ------------   -----------     -----------


Balance - inception ( March 25, 1999)         - 0 -             - 0 -           - 0 -          - 0 -             - 0 -

Common stock issued to founder
  for services ......................    24,000,000            24,000           - 0 -          - 0 -             - 0 -

Common stock issued for services ....     2,300,000             2,300          (1,150)         - 0 -             - 0 -

Sale of common stock in 1999 ........        86,000                86           4,214            125             - 0 -

Net (loss) from inception to
  December 31, 1999 .................         - 0 -             - 0 -           - 0 -          - 0 -          (134,167)
                                         ----------        ----------        --------        -------        ----------

Balance - December 31, 1999 .........    26,386,000            26,386           3,064            125          (134,167)

Payment of subscription .............         - 0 -             - 0 -           - 0 -           (125)            - 0 -

Stock issued for domain name
  November 2000 .....................        25,000                25           2,475          - 0 -             - 0 -

Net (loss) December 31, 2000 ........         - 0 -             - 0 -           - 0 -          - 0 -          (274,869)
                                         ----------        ----------        --------        -------        ----------

Balance - December 31, 2000 .........    26,411,000            26,411           5,539          - 0 -          (409,036)

Net (loss) - June 30, 2001 ..........         - 0 -             - 0 -           - 0 -          - 0 -          (341,502)
                                         ----------        ----------        --------        -------        ----------

Balance - June 30, 2001 .............    26,411,000        $   26,411        $  5,539        $ - 0 -        $ (750,538)
                                         ==========        ==========        ========        =======        ==========


               See accompanying notes to the financial statements

                          THOROUGHBRED INTERESTS, INC.
                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                                  2001                     2000
                                                                              ----------                ----------
Cash flows from operations:
    Net income (loss) .................................................       $ (341,502)               $   10,468

Changes in operating assets and liabilities:
    Decrease in Investment in thoroughbred horses .....................          120,465                   288,241
    (Increase) in accounts receivable - trade .........................            - 0 -                  (112,580)
    Increase (Decrease) in accounts payable and accrued expenses ......          126,314                    29,762
                                                                              ----------                ----------
Net cash provided ( used ) from operations ............................          (94,723)                  215,891
                                                                              ----------                ----------
Cash flows from financing activities:
    Proceeds of note payable ..........................................            - 0 -                    50,000
    (Increase) in deferred registration costs                                    (82,650)                   (2,112)
    Increase (decrease) in stockholder loan ...........................          178,467                   (60,000)
                                                                              ----------                ----------
Net cash provided from financing activities ...........................           95,817                   (12,112)
                                                                              ----------                ----------
Net increase in cash ..................................................            1,094                   203,779

Cash - beginning of period ............................................            3,411                    11,348
                                                                              ----------                ----------
Cash - ending of period ...............................................       $    4,505                $  215,127
                                                                              ==========                ==========
Supplemental disclosures:
    Interest paid .....................................................       $    4,875                $    - 0 -
                                                                              ==========                ==========

               See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND ORGANIZATION

The Company was organized under the laws of Nevada on March 25, 1999. The Company business consists of purchasing, training and sales of thoroughbred horses. The Company emerged from its development stage in early 2000. The Company incurred a deficit of $ 134,167 in its development stage.

INTERIM FINANCIAL INFORMATION

The financial information contained herein is unaudited but includes all normal and recurring adjustments which in the opinion of management are necessary to present fairly the information set forth. The Company's results for interim periods are not necessarily indicative of the results to be expected for the fiscal year of the Company ending December 31, 2001. These financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 2000 included in the Company's annual report on Form 10-KSB.

ORGANIZATION COSTS

The Company has incurred various expenditures in the formation of its corporate and organizational structure. In accordance with SOP 98-5 these costs will be expensed as incurred.

REVENUE RECOGNITION

Revenue is recognized when thoroughbred horses are purchased for cash or approved credit and title is transferred to the purchaser. The purchaser is responsible for delivery and ultimate possession of the horses acquired.

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

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

INVESTMENT IN THOROUGHBRED HORSES

The Company's investments in thoroughbred horses are stated at the lower of cost or market. Cost of carrying horses are expensed in the period incurred.

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

                                                        AS OF JUNE  30,
                                                  -----------------------
                                                  2001               2000
                                                  ----               ----
    Options outstanding under
       the Company's stock option plan         3,000,000           3,000,000

    Common stock issuable upon conversion
       of Loan payable - related party         3,000,000               - 0 -

    Warrants issued in conjunction with
       Loan payable -related party             1,000,000               - 0 -

    Common stock issuable upon conversion
       of Notes payable                        4,750,000               - 0 -

    Warrants issued in conjunction with
       Notes payable                           2,375,000               - 0 -

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company has issued 24,000,000 shares of common stock to its founder at a par value of $.001 for his time and effort in establishing the Company. The founder of the Company has assumed the role of CEO and Chairman of the Board of Directors at a salary and a stock option plan subject to the approval by the Board of Directors.

The financial statements reflect $150,000 of accrued compensation in accordance with the agreement to be paid upon sufficient cash flow. The employment agreement commenced on January 3, 2000 for a three year period ending December 31, 2002. The base salary under this agreement is as follows: $90,000, $120,000 and $180,000 for the years 2000, 2001 and 2002, respectively. The agreement in addition to scheduled salary increases also provides for incentive bonuses in accordance with prescribed performance levels of the Company. The incentives are based on annual earnings of the Company before deduction of income taxes, depreciation and amortization (EBIDA). The bonus will computed on annual base salary as detailed above at 30%, 50% and 100% of base salary if the EBIDA reaches $1,000,000, $2,000,000 and $3,000,000, respectively.

In addition the CEO has received a grant of incentive stock options pursuant to Company's Millennium Stock Option Plan of three million shares of common stock.

The CEO has advanced funds as a secured loan bearing interest at 6% per annum, to the company pursuant to a written promissory note dated October 31, 2000. The loan is payable in full on October 31, 2003. The security consists of certain horses held in inventory. The loan is convertible into common stock ("Converted Shares" ) of the Company at $.10 per share and warrants exercisable into one-half the number of Converted Shares at $.15 per share. Based on an approximate loan balance at March 31, 2001 of $300,000 of principal only, the amount of Converted Shares will be 3,000,000 of common stock and an additional 1,500,000 of common stock upon the exercise of stock warrants for a total of 4,500,000 issued shares. As of June 30, 2001, all accrued interest on the note balance has been paid and has not been added to the loan principal balance. The stock warrants are first exercisable at the date of conversion into Converted Shares and expire at the end of five years of such date.

The Company used the Black-Scholes model to determine the fair market value of these warrants which is $0. There is no expense recognized for the conversion feature of the loan payable due to the conversion price being equal to the fair value of the Company's common stock.

In addition to the loan as discussed above which is pursuant to the promissory note dated October 31, 2000, the CEO has advanced funds to the Company on an informal basis as needed. These funds advanced are unsecured, interest bearing at 6% per annum payable in three year from date of the advance and not subject to the conversion features of the other funds loaned to the Company.

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 2 - RELATED PARTY - CONTINUED

The Company commenced in April 2000 utilizing an office facility leased by the CEO on an informal agreement at $1,352 per month to conduct its business operations. In review of this transaction, the disclosures pursuant to FASB 13 is not required since the Company has no legal commitment for the future payment of rent at its option.

NOTE 3 - CAPITAL TRANSACTIONS

a.) The Company at its inception issued 24,000,000 shares of common stock to its founder. The services rendered by the founder were valued at the par value of the stock issued and expensed as startup costs.

b.) The Company at its inception issued 2,300,000 shares to individuals for services rendered. These services were valued at the par value of the stock issued and expensed as startup costs.

c.) The Company issued 86,000 shares of common stock during March and April 1999 for $ 4,300 pursuant to Section 4(2) of the Securities Act of 1933, as amended.

d.) The Company by an unanimous consent in lieu of a special meeting of Directors approved a two (2) for one (1) forward stock split for all shares issued and outstanding effective July 23, 1999. The authorized shares of common stock increased from 50,000,000 to 100,000,000 and the par value remained at $
 .001 per share.

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

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 4 - STOCK OPTION - CONTINUED

A summary of the status of the Company's stock option plan as of June 30, 2001.

                                                  SHARES         EXERCISE PRICE
                                               ----------        --------------

    Outstanding - December 31, 2000             3,000,000                .11
    Granted                                         - 0 -              - 0 -
    Exercised                                       - 0 -              - 0 -
    Forfeited                                       - 0 -              - 0 -
                                               ----------            -------
    Outstanding - June 30,  2001                3,000,000            $   .11
                                               ----------            -------
    Options exercisable at June 30, 2001        3,000,000            $   .11
                                               ----------            -------

NOTE 5 - NOTES PAYABLE

On September 30, 1999 pursuant to a written promissory note the Company was loaned $300,000 from Augustine Fund, L.P. The note has no stated interest but calls for the payment of $375,000 in (180) one hundred eighty days from September 30, 1999. The Augustine Fund L.P. has the right to convert all or any portion of the $375,000 into 3,750,000 shares of common stock (the "Converted Shares") at $.10 per share and warrants exercisable into one-half the number of Converted Shares ( 1,875,000 shares ) at $.15 per share. As security for this loan, the President of the company has placed in escrow 6,000,000 restricted shares of common stock. The Augustine Fund, L.P. granted the company an extension to January 1, 2002 for satisfaction of the note. No additional interest is being accrued for the extended period of the loan.

On December 15, 1999, pursuant to convertible promissory note the Company was loaned $50,000 from Andrew Dyer ( an individual ). The note is unsecured and bears interest at 12% per annum payable including interest on or before August 13, 2000. On February 10, 2000 the Company received an additional $50,000 under the same terms. The promissory notes are both convertible into 500,000 shares of common stock (the "Converted Shares") at $.10 per share and warrants exercisable into one-half the number of Converted Shares at $.15 per share. The warrants are first exercisable on the date of conversion into Conversion Shares and expire at the end of five years from such date.

The Company used the Black-Scholes model to determine the fair value of these warrants which is $0. There is no expense recognized for the conversion feature of these notes due to the conversion price being equal to the fair value of the Company's common stock. The due date of the notes plus accrued interest has been extended to January 1, 2002.

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 6 - INCOME TAXES

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

Because of the uncertainty regarding the Company's future profitability, the future tax benefit of its losses have been fully reserved for. Therefore, no benefit for the net operating loss has been recorded in the accompanying financial statements. The net operating losses of approximately $750,000 can be carried forward for fifteen years to the year 2015 to be offset against net income.

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

This report contains certain forward-looking statements within the meaning of
Section 27A on the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Shareholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to pinhook any of our horses. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

Results of Operations

Three months ended June 30, 2001 vs. June 30, 2000

REVENUES. Our revenues for the three months ended June 30, 2001 were $372,475 compared to $108,309 for the same period in 2000. The increase in revenues is a result of an increase in the number of horses sold for the three months ended June 30, 2001

COST OF HORSES SOLD. Our cost of horses for the three months ended June 30, 2001 were $97,000 compared with $269,143 for the same period in 2000. The decrease in cost of horses is reflective of the decrease in the sale of horses for the same period.

OPERATIONAL COSTS. Our operational costs for the three months ended June 20, 2001 were $147,581 compared to $45,773 for the same period in 2000. The increase in operational costs of $101,808 is a result of the transition from a startup entity to a fully operational business enterprise emerging out of its development stage.

GENERAL & ADMINISTRATIVE. Our general and administrative expenses for the three months ended June 30, 2001 were $43,487 compared to $22,625 for the same period in 2000. The increase in general and administrative expenses of $20,862 is a result of administrative costs and professional fees as a result of us being a public company.

INTEREST EXPENSE. Our interest expense for the three months ended June 30, 2001 was $9,475 compared to $1,876 for the same period in 2000. The increase of $7,599 is due to the increment in interest expense as a result of the additional financing required to sustain operations.

Six months ended June 30, 2001 vs. June 30, 2000

REVENUES. Our revenues for the six months ended June 30, 2001 were $175,963 compared to $669,975 for the same period in 2000. The decrease in revenues is a result of lack of opportunities to realize reasonable profits in the current market for the sale of horses.

COST OF HORSES SOLD. Our cost of horses for the six months ended June 30, 2001 were $120,465 compared to $455,258 for the same period in 2000. The decrease in cost of horses sold is reflective of the decrease in the sale of horses for the same period.

OPERATIONAL COSTS. Our operational costs for the six months ended June 30, 2001 were $247,340 compared to $84,598 for the same period in 2000. The increase in operational costs of $162,742 is a result of the transition from a startup entity to a fully operational business enterprise emerging out of its developmental stage.

GENERAL & ADMINISTRATIVE. Our general & administrative expenses for the six months ended June 30, 2001 were $132,310 compared to $78,025 for the same period in 2000. The increase in general & administrative expenses of $54,285 is a result of administrative costs and professional fees as a result of us being a public company.

INTEREST EXPENSE. Our interest expense for the six months ended June 30, 2001 was $17,350 compared to $41,626 for the same period in 2000. The decrease of $24,276 is due to no interest being charged on the Augustine note in 2001.

Financial Condition

At June 30, 2001, the Company had current assets of $716,536 as compared to $480,573 at June 30, 2000, total assets of $838,535 at June 30, 2001 as compared to $438,754 at June 30, 2000 and stockholders' equity (deficit) at June 30, 2001 of $(750,538) as compared to $(123,699) at June 30, 2000. The increase in current assets was primarily the result of sales of the Company's investment in thoroughbred horses and additional proceeds from a note obligation.

Liquidity and Capital Resources

We had a net decrease of $1,094 of cash at June 30, 2001 since the beginning of the year. We have received an extension of maturity dates for our note obligations of $400,000 to January 1, 2002. We have sufficient liquidity to meet our current obligations and our business operations and will liquidate our holdings of thoroughbred horses if necessary. The accrued compensation to our CEO and President has been deferred until sufficient cash flow is available for payment.

We have ample credit to increase our investment in thoroughbred horses for the upcoming season

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

Additionally, as of August 17,2001, we held full title to 15 thoroughbreds and ownership interests, ranging from 20% to 60% in four thoroughbreds. We expect to generate approximately $200,000 to $450,000 in gross profits from the sales of these horses. This projection is based upon our historical performance to date. Specifically, we have sold 17 horses to date and generated gross profits of approximately $250,000.00 from these efforts. After giving effect to all our operating, general and administrative expenses, interest and taxes, however, we still expect to operate at a net loss for the next twelve months. We will therefore be required to seek additional funds and to raise additional capital from public or private equity or debt sources in order to fund our general and administrative costs and expenses, pay off startup loans, support further expansion, meet competitive pressures, or respond to unanticipated requirements.

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

If we are required to obtain loan financing, the amount of our profits (if any) will decrease or the amount of our losses will increase due to the interest charged on the loan. Loan financing may subject our operations to restrictions imposed by the lending institution, hindering our ability to operate in the manner best determined by our management and/or Board of Directors, with the potential that such restrictions will impede or prevent our growth and/or negatively impact our level of profits. Additionally, the use of debt financing or leverage would subject us to the risk that any downturns in the thoroughbred industry and any changes in interest rates (if we have an adjustable rate loan) will substantially increase the likelihood that our operations will not be profitable, possibly causing us to become bankrupt or to dissolve the corporation.

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

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is not involved in any materal proceedings.

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

                                         Thoroughbred Interests, Inc.


                                         By:  /s/ James D. Tilton, Jr.
                                         ----------------------------------
                                         James D. Tilton, Jr.
                                         Chief Executive Officer
                                         (Chief Executive and Principal
                                         Accounting Officer)


     Date:  August 17, 2001