Form 10QSB
period 2001-09-30
THOROUGHBRED INTERESTS INC
filed 2001-11-15
CIK 1092448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ___________ to _______________

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of September 30, 2001 - 26,411,000 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                          THOROUGHBRED INTERESTS, INC.
                                      INDEX

                                                                           Page
                                                                          Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet as of September 30, 2001 ........................... 1

           Statements of Operations
                  For the three months and nine months ended
                  September 30, 2001 and 2000 ............................... 2

           Statement of Changes in Stockholders' Equity ..................... 3
                  For the period commencing March 25, 1999
                  (Inception) and the
                  Nine months ended September 30, 2001

           Statements of Cash Flows
                  For the nine month ended  September  30, 2001 and 2000 .... 4

           Notes to Financial Statements ................................. 5-10

Item 2.    Management's Discussion and Analysis or Plan of Operation ....... 11

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings ............................................... 14

Item 2.    Change in Securities and Use of Proceeds ........................ 14

Item 3.    Defaults Upon Senior Securities ................................. 14

Item 4.    Submission of Matters to a Vote of Security Holders ............. 14

Item 5.    Other Information ............................................... 14

Item 6.    Exhibits and Reports on Form 8-K ................................ 14

SIGNATURES ................................................................. 15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          THOROUGHBRED INTERESTS, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2001

                                                       ASSETS

Current Assets
    Cash                                                                                $ 9,924
      Accounts receivable - trade                                                       205,000
      Investment in thoroughbred horses                                                 901,331
                                                                                     ----------
                                                                                      1,116,255
Other assets
      Deferred registration costs                                                       161,580
                                                                                     ----------

         Total assets                                                                $1,277,835
                                                                                     ==========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Note payable                                                                      $ 400,000
    Accounts payable                                                                    805,203
    Accrued interest                                                                    106,850
    Accrued compensation - related party                                                150,000
                                                                                     ----------

         Total current liabilities                                                    1,462,053
Other liabilities
    Loan payable - stockholder                                                          506,061
                                                                                     ----------
            Total liabilities                                                         1,968,114
                                                                                     ----------

 Stockholders equity
    Preferred stock, par value $ .001, 10,000,000
       shares authorized; no shares issued                                               -  0 -
    Common stock, par value  $.001,
       100,000,000 shares authorized;
       26,411,000 shares issued and outstanding                                          26,411
    Additional Paid in Capital                                                            5,539
    Accumulated deficit                                                                (722,229)
                                                                                     ----------

                                                                                       (690,279)
                                                                                     ----------

         Total liabilities & stockholders equity                                     $1,277,835
                                                                                     ==========


               See accompanying notes to the financial statements.

                                               THOROUGHBRED INTERESTS, INC.
                                                 STATEMENTS OF OPERATIONS

                                                                    For the Three Months           For the Nine Months
                                                                        Ended Sept 30,                Ended Sept 30,
                                                                   -----------------------      -------------------------
                                                                      2001         2000             2001          2000
                                                                   --------     ----------      -----------    ----------
Revenue from Horse Transactions                                    $304,371       $ - 0 -         $480,334      $669,975
Cost of Horses sold                                                 164,200         - 0 -          284,665       455,258
                                                                 ----------    ----------       ----------    ----------
     Gross Profit                                                   140,171         - 0 -          195,669       214,717

Operating Expenses
     Operational costs                                               82,440        18,018          329,780       102,616
     General & administrative                                        18,922        59,187          151,232       139,512
                                                                 ----------    ----------       ----------    ----------
           Total operating expenses                                 101,362        77,205          481,012       242,128
                                                                 ----------    ----------       ----------    ----------

Net Income (loss) before other income and expense                    38,809       (77,205)        (285,343)      (27,411)

Other income and (expense)
     Interest Expense                                                (3,000)       (3,000)          (9,000)      (42,326)
     Interest Expense - related party                                (7,500)            0          (18,850)        - 0 -
                                                                 ----------    ----------       ----------    ----------
                                                                    (10,500)       (3,000)         (27,850)      (42,326)
                                                                 ----------    ----------       ----------    ----------

Net income (loss) before provision for income taxes                  28,309       (80,205)        (313,193)      (69,787)
Provision of income taxes                                             - 0 -         - 0 -            - 0 -         - 0 -
                                                                 ----------    ----------       ----------    ----------

Net income (loss)                                                   $28,309      $(80,205)       $(313,193)     $(69,787)
                                                                 ==========    ==========       ==========    ==========
Net (loss) per common share                                           $0.00        $(0.00)         $ (0.01)      $ (0.00)
                                                                 ==========    ==========       ==========    ==========
Weighted average number of common shares outstanding             26,411,000    26,386,000       26,411,000    26,386,000
                                                                 ==========    ==========       ==========    ==========

               See accompanying notes to the financial statements.

                                                     THOROUGHBRED INTERESTS, INC.
                                             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR THE PERIOD COMMENCING MARCH 25, 1999 ( INCEPTION )
                                             AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                                                        Stock
                                                          Common stock             Additional paid   Subscription   Accumulated
                                                   Shares             Amount         in capital       Receivable      Deficit
                                                  --------------------------       ---------------   ------------   ------------
Balance - inception ( March 25, 1999)                   - 0 -          - 0 -            - 0 -            - 0 -           - 0 -

Common stock issued to founder
  for services                                     24,000,000         24,000            - 0 -            - 0 -           - 0 -

Common stock issued for services                    2,300,000          2,300           (1,150)           - 0 -           - 0 -

Sale of common stock in 1999                           86,000             86            4,214              125           - 0 -

Net (loss) from inception to
  December 31, 1999                                     - 0 -          - 0 -            - 0 -            - 0 -        (134,167)
                                                   ----------    -----------      -----------         --------       ---------

Balance - December 31, 1999                        26,386,000         26,386            3,064              125        (134,167)

Payment of subscription                                 - 0 -          - 0 -            - 0 -             (125)          - 0 -

Stock issued for domain name
  November 2000                                        25,000             25            2,475            - 0 -           - 0 -

Net (loss) December 31, 2000                            - 0 -          - 0 -            - 0 -            - 0 -        (274,869)
                                                   ----------    -----------      -----------         --------       ---------

Balance - December 31, 2000                        26,411,000         26,411            5,539            - 0 -        (409,036)

Net (loss) -September 30, 2001                          - 0 -          - 0 -            - 0 -            - 0 -        (313,193)
                                                   ----------    -----------      -----------         --------       ---------

Balance - September 30, 2001                       26,411,000    $    26,411      $     5,539         $  - 0 -       $(722,229)
                                                   ==========    ===========      ===========         ========       =========


               See accompanying notes to the financial statements


                                              THOROUGHBRED INTERESTS, INC.
                                                 STATEMENT OF CASH FLOWS
                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                                 2001                      2000
                                                                             ----------                 ----------
Cash flows from operations:
    Net income (loss)                                                        $ (313,193)               $  (69,737)

Changes in operating assets and liabilities:
    (Increase) Decrease in Investment in thoroughbred horses                    (68,835)                  140,241
    (Increase) in accounts receivable - trade                                  (205,000)                    - 0 -
    Increase (Decrease) in accounts payable and accrued expenses                508,637                   220,001
                                                                             ----------                ----------

Net cash provided (used) from operations                                        (78,391)                  290,535
                                                                             ----------                ----------

Cash flows from financing activities:
    Proceeds of note payable                                                      - 0 -                    50,000
    (Increase) in deferred registration costs                                  (122,232)                  (13,598)
    Increase (decrease) in stockholder loan                                     207,136                   (82,838)
                                                                             ----------                ----------

Net cash provided from financing activities                                      84,904                    46,436
                                                                             ----------                ----------

Net increase in cash                                                              6,513                   244,099

Cash - beginning of period                                                        3,411                    11,348
                                                                             ----------                ----------

Cash - ending of period                                                      $    9,924                $  255,447
                                                                             ==========                ==========

Supplemental disclosures: Interest paid                                      $   10,500                $   45,750
                                                                             ==========                ==========

               See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding. If the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti- dilutive:

                                                        AS OF SEPT  30,
                                                     --------------------
                                                     2001            2000
                                                     ----            ----
     Options outstanding under
        the Company's stock option plan           3,000,000       3,000,000
     Common stock issuable upon conversion
        of Loan payable - related party           3,000,000           - 0 -
     Warrants issued in conjunction with
        Loan payable -related party               1,000,000           - 0 -
     Common stock issuable upon conversion
        of Notes payable                          4,750,000           - 0 -
     Warrants issued in conjunction with
        Notes payable                             2,375,000           - 0 -

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company has issued 24,000,000 shares of common stock to its founder at a par value of $.001 for his time and effort in establishing the Company. The founder of the Company has assumed the role of CEO and Chairman of the Board of Directors at a salary and a stock option plan subject to the approval by the Board of Directors.

The financial statements reflect $150,000 of accrued compensation in accordance with the agreement to be paid upon sufficient cash flow. The employment agreement commenced on January 3, 2000 for a three year period ending December 31, 2002. The base salary under this agreement is as follows: $90,000, $120,000 and $180,000 for the years 2000, 2001 and 2002, respectively. The agreement in addition to scheduled salary increases also provides for incentive bonuses in accordance with prescribed performance levels of the Company. The incentives are based on annual earnings of the Company before deduction of income taxes, depreciation and amortization (EBIDA). The bonus will computed on annual base salary as detailed above at 30%, 50% and 100% of base salary if the EBIDA reaches $1,000,000, $2,000,000 and $3,000,000, respectively. The CEO of the Company has irrevocably waivered his $ 30,000 of compensation for the quarter ended September 30, 2001.

In addition the CEO has received a grant of incentive stock options pursuant to Company's Millennium Stock Option Plan of three million shares of common stock.

The CEO has advanced funds as a interest bearing at 6% per annum, secured loan to the company pursuant to a written promissory note dated October 31, 2000. The loan is payable in full on October 31, 2003. The security consists of certain horses held in inventory. The loan is convertible into common stock ("Converted Shares" ) of the Company at $ .10 per share and warrants exercisable into one-half the number of Converted Shares at $.15 per share. Based on an approximate loan balance at March 31, 2001 of $300,000 of principal only, the amount of Converted Shares will be 3,000,000 of common stock and an additional 1,500,000 of common stock upon the exercise of stock warrants for a total of 4,500,000 issued shares. As of September 30, 2001, all accrued interest on the note balance has been paid and has not been added to the loan principal balance. The stock warrants expire at the end of five years from the date of conversion of Converted Shares .

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

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 4 - STOCK OPTION - CONTINUED

A summary of the status of the Company's stock option plan as of Sept 30, 2001.

                                                    SHARES    EXERCISE PRICE
                                                    ------    --------------
      Outstanding - December 31, 2000             3,000,000           .11
      Granted                                         - 0 -         - 0 -
      Exercised                                       - 0 -         - 0 -
      Forfeited                                       - 0 -         - 0 -
                                                  ---------       -------
      Outstanding - Sept 30,  2001                3,000,000       $   .11
                                                  ---------       -------
      Options exercisable at Sept 30, 2001        3,000,000       $   .11
                                                  ---------       -------

NOTE 5 - NOTES PAYABLE

On September 30, 1999 pursuant to a written promissory note the Company was loaned $300,000 from Augustine Fund, L.P. The note has no stated interest but calls for the payment of $375,000 in (180) one hundred eighty days from September 30, 1999. The Augustine Fund L.P. has the right to convert all or any portion of the $375,000 into 3,750,000 shares of common stock (the "Converted Shares") at $ .10 per share and warrants exercisable into one-half the number of Converted Shares ( 1,875,000 shares ) at $ .15 per share. As security for this loan, the President of the company has placed in escrow 6,000,000 restricted shares of common stock. The Augustine Fund, L.P. granted the company an extension to January 1, 2002 for satisfaction of the note. No additional interest is being accrued for the extended period of the loan.

On December 15, 1999, pursuant to convertible promissory note the Company was loaned $50,000 from Andrew Dyer ( an individual ). The note is unsecured and bears interest at 12% per annum payable including interest on or before August 13, 2000. On February 10, 2000 the Company received an additional $50,000 under the same terms. The promissory notes are both convertible into 500,000 shares of common stock (the "Converted Shares") at $ .10 per share and warrants exercisable into one-half the number of Converted Shares at $.15 per share. The warrants are first exercisable on the date of conversion into Conversion Shares and expire at the end of five years from such date.

The Company used the Black-Scholes model to determine the fair value of these warrants which is $0. There is no expense recognized for the conversion feature of these notes due to the conversion price being equal to the fair value of the Company's common stock. The due date of the notes plus accrued interest has been extended to January 1, 2002.

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

Results of Operations

Three months ended September 30, 2001 vs. September 30, 2000

REVENUES. Our revenues for the three months September 30, 2001 were $304,371 compared to $-0- for the same period in 2000. The increase in revenues is reflective of the fact that no sales of horses occurred in the same period in 2000.

COST OF HORSES SOLD. Our cost of horses for the three months September 30, 2001 were $164,300 compared to $-0- for the same period in 2000. The increase in the cost of horses sold is reflective of the fact that no sales of horses occurred for the period.

OPERATIONAL COSTS. Our operational costs for the three months ended September 30, 2001 were $82,440 compared to $18,018 for the same period in 2000. The increase in operational costs of $64,422 is a result of the transition from a startup entity to a fully operational business enterprise emerging out of its development stage.

GENERAL & ADMINISTRATIVE. Our general and administrative expenses for the three ended September 30, 2001 were $18,922 as compared to $59,187 for the same period in 2000. The decrease in general and administrative expenses of $40,265 is a result of a waiver for the third quarter in compensation to our CEO of $30,000 and other additional administrative cost reduction.

INTEREST EXPENSE. Our interest expense for the three months ended September 30, 2001 was $10,500 as compared to $3,000 for the same period in 2000. The increase of $7,500 is due to no interest being charged on the stockholder loan note in 2000.

NET INCOME (LOSS). Our net income for the three months ended September 30, 2001 was $28,309 compared to a net loss of ($80,205) for the same period in 2000. The increase of $108,514 is principally a result of more horses sold in the period in addition to the waiver of our CEO's compensation of $30,000 for the current third quarter.

Nine months ended September 30, 2001 vs. September 30, 2000

REVENUES. Our revenues for the nine months ended September 30, 2001 were $480,334 compared to $669,975 for the same period in 2000. The decrease in revenues is a result of fewer horses being sold in 2001.

COST OF HORSES SOLD. Our cost of horses for the nine months September 30, 2001 were $284,665 compared to $ 455,258 for the same period in 2000. The decrease in cost of horses sold is reflective of the decrease in the sales of horses for the same period.

OPERATIONAL COSTS. Our operational costs for the nine months ended September 30, 2001 were $329,780 compared to $102,616 for the same period in 2000. The increase in operational costs of $227,164 is a result of the transition from a startup entity to a fully operational business enterprise emerging out of its developmental stage.

GENERAL & ADMINISTRATIVE. Our general & administrative expenses for the nine months ended September 30, 2001 were $151,232 compared to $139,512 for the same period in 2000. The increase in general & administrative expenses of $11,720 is a result of administrative costs and professional fees as a result of us being a public company but less the compensation of our CEO and other cost cutting of expenditures.

INTEREST EXPENSE. Our interest expense for the nine months ended September 30, 2001 was $27,850 compared to $42,326 for the same period in 2000. The decrease of $14,476 is due to no interest being charged on the Augustine note in 2001.

NET INCOME (LOSS). Our net loss for the nine months ended September 30, 2001 was ($313,193) compared to a net loss of ($69,787) for the same period in 2000. The increase in net loss of $243,406 is principally a result of less horses sold in the period, a three fold increase in our inventory value, and an increase in related operational costs for these acquired horses.

Financial Condition

At September 30, 2001, the Company had current assets of $1,116,255 as compared to $556,313 at September 30, 2000, total assets of $1,277,835 at September 30, 2001 as compared to $575,296 at September 30, 2000 and stockholders' equity (deficit) at September 30, 2001 of $(722,229) as compared to $(203,904) at September 30, 2000. The increase in current assets was primarily the result of additions of the Company's investment in thoroughbred horses.

Liquidity and Capital Resources

We had a net increase of $6,513 of cash at September 30, 2001 since the beginning of the year. We have received an extension of maturity dates for our note obligations of $400,000 to January 1, 2002. We have sufficient liquidity to meet our current obligations and our business operations and will liquidate our holdings of thoroughbred horses if necessary. The accrued compensation to our CEO and President has been deferred until sufficient cash flow is available for payment.

We have ample credit to increase our investment in thoroughbred horses for the upcoming season.

We estimate that we require a minimum of approximately $500,000 and a maximum of approximately $1,150,000 to operate for the next 12 months. In either case, we expect that we will be required to raise additional capital within the next 12 months in order to fund our business. We believe that a minimum of $500,000 is required for operating expenses. The maximum will be required, however, if the Augustine Fund and Mr. Andrew Dyer do not convert their promissory notes into Common Stock of the Company. This estimate of required funds includes the $375,000 due and payable to the Augustine Fund as of January 1, 2002, the $100,000 due and payable to Mr. Andrew Dyer as of January 1, 2002 and $400,000 in estimated operating expenses including office rent, boarding, training and/or racing our horses.

Although there can be no assurance, we expect that both the Augustine Fund and Andrew Dyer will convert their notes payable into our Common Stock pursuant to their Amended Promissory Notes.

Additionally, as of November 12, 2001, we held full title to 28 thoroughbreds and ownership interests, ranging from 33.3% to 60%, in 4 thoroughbreds. We expect to generate approximately $200,000 to $450,000 in gross profits from the sales of these horses within the next 12 months. This projection is based upon our historical performance year to date. Specifically, we have sold 7 full title horses and ownership interests, ranging 20% to 60%, in 3 horses year to date and generated gross profits of approximately $195,000 from these efforts. After giving effect to all our operating, general and administrative expenses, interest and taxes, we still expect to break even or post a profit in the next 12 months. We nevertheless may seek additional funds and to raise additional capital from public or private equity or debt sources in order to fund our general and administrative costs and expenses, pay off startup loans, support further expansion, meet competitive pressures, or respond to unanticipated requirements.

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

                              Thoroughbred Interests, Inc.


                              By:  /s/ James D. Tilton, Jr.
                              -------------------------------------------
                              James D. Tilton, Jr.
                              Chief Executive Officer
                              (Chief Executive and Principal Accounting Officer)

Date: November 14, 2001