Form 10KSB
period 2001-12-31
THOROUGHBRED INTERESTS INC
filed 2002-04-02
CIK 1092448

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] YES [ ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [ ]

Registrant's revenues for its most recent fiscal year (ended December 31, 2001):
$883,179

Aggregate market value of voting stock held by non-affiliates: N/A

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

26,661,000 common shares were outstanding as of December 31, 2001.

                                   FORM 10-KSB

                           THOROUGHBRED INTEREST, INC.
             FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

SIGNATURES                                                           S-1
FINANCIAL STATEMENTS                                                 F-1

                                        2
                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

COMPANY OVERVIEW

We were organized as a business corporation under the laws of the State of Nevada on March 25, 1999. We were formed to engage in "pinhooking" and racing of thoroughbred horses. "Pinhooking" involves the purchase of a yearling, that is, a horse which is between one and two years old, with a view towards training and then reselling that horse as a two-year old. Those horses that we are unable to pinhook at an acceptable profit we plan to enter in races because we expect that if a horse is successful at racing, its value will increase. "Pinhooking" also involves the purchase of a weanling, that is, a horse which is less than one year old and reselling as a yearling. The Company acquired six thoroughbred weanlings and 50% ownership interest in another weanling in November 2001 to pinhook at the 2002 yearling sales. As of March 31, 2002 we held full title to 15 thoroughbreds and ownership interests, ranging from 33% to 50%, in three thoroughbreds. We purchase most of our thoroughbreds from non-affiliated breeders of thoroughbred yearlings through non-affiliated industry auction houses, such as Fasig-Tipton, Keeneland and Ocala Breeders Sales Company.

Our Chief Executive Officer, President and sole employee, James D. Tilton, Jr., currently makes all the decisions regarding the purchasing, training, racing and selling of our thoroughbred horses. In particular, Mr. Tilton makes the decisions regarding: (i) whether to purchase a certain thoroughbred horse; (ii) who should be retained to break-in and train the thoroughbred; (iii) whether the thoroughbred should be sold as a yearling or two year old (i.e., pinhooked);
(iv) whether the thoroughbred should be entered into races; and (v) if raced, at what point if any, the thoroughbred should be sold.

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

We expect to incur numerous expenses in our efforts to pinhook and race thoroughbred horses. First, we expect to pay a 5% acquisition fee for all thoroughbreds we purchase with the assistance of a consultant. Second, we plan to hire horse trainers to maintain, care and train our thoroughbreds. Such horse trainers or others they hire will bill us for veterinary, food, shipping, blacksmith, breaking in and training expenses. We also expect to make payments to these horse trainers and consultants 5% of the sales price of each thoroughbred that they train and we successfully sell. Additional expenses could include sale nominations and entry fees, advertising and video production.

We also expect to incur mortality and surgical insurance expense. This insurance will cost approximately 2.5% of the purchase price of each horse. Additionally, for each thoroughbred we sell at auction, we expect to pay a fee of 5% of the sale price to the auction house.

                                        3
HISTORICAL BACKGROUND OF OUR COMPANY

The following is a detailed chronology of the steps we have taken in furtherance of our business plan, beginning in 1997, prior to our incorporation. Our President, Mr. Tilton, has dedicated much of the past four years to developing and building the Company.

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

(j) December 15,
    1999: Mr. Andrew Dyer, with an address c/o The Dyer Group, 100 Tower Drive, Greenville, S.C. 29650, loaned the Company $50,000 for operating expenses. The loan is evidenced by a promissory note. The loan was originally due on August 13, 2000 but was extended on October 11, 1999 to March 31, 2001. On April 12, 2001, Mr. Dyer granted us an additional extension to January 1, 2002. The loan is convertible,at the sole discretion of Mr. Dyer, into shares of the Company's Common Stock (the "Converted Shares") at $.10 per share and warrants excercisable into one-half the number of Converted Shares at $.15 per share.

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

(r) December 2000-
    January 2001 We sold one of our horses at Gulfstream Park and sold a 50% ownership interest in another horse in a private ransaction. We also purchased 5 horses at the Fasig Tipton December mixed Sales.

(s) July 2001: We sold a yearling purchased for $36,000 in December 2000 for $50,000 at the Fasig Tipton July Sale before expenses.

(t) September 2001: We sold two yearlings purchased for $80,000 in December 2000 for $200,000 at the Keeneland September Sale before expenses.

(u) October 2001: We sold USS Tinosa who was originally purchased for $40,000 in October 2000 for $225,000 before expenses and after the horse had earned the Company nearly $115,000 on the track.

(v) January 2002: We sold privately a Siphon Colt for $200,000 before expenses. The Colt was originally purchased for $40,000 in September 2001. We also sold Lawn Mower privately, a Green Dancer Colt, for $105,000 before expenses. Lawn Mower was originally acquired in September 2000 for $48,000 and earned the Company nearly $25,000 before being sold.

(w) February 2002: We sold privately a Forest Wildcat Colt for $107,500 before expenses which was originally purchased at the Keeneland September 2001 Yearling sale for $70,000. We also sold an Indian Charlie Colt at the Fasig Tipton Calder Two-Year-Olds in Training Sale for $175,000 before expenses. The horse was also originally purchased at the Keeneland September 2001 Yearling Sale for $40,000.
(x) March 2002: We sold a Storm Boot Colt for $45,000 before expenses at the Ocala Breeders

Ocala Breeders Sales March Two-Year-Olds in Training Sale. The Colt was originally purchased in September 2001 at Keeneland Yearling Sale for $7,500.




SUMMARY OF SOLD HORSES

The following is a summary of the horses we sold prior to March 30, 2001:



                                                                          AFFILIATION
                           DATE           DATE         SELLER/PLACE           TO            SOURCE OF
  NAME OF HORSE          PURCHASED        SOLD         OF PURCHASE         PURCHASER        FINANCING
Lord at War/Sa Marche      07/99          02/00        Fasig Tipton          None              (1)
Belong to Me/Viva's Lady   08/99          02/00        Fasig Tipton          None              (1)
Saint Damien - 75%         10/99          02/00        Fasig Tipton          None              (2)
Go for Gin/Bright Omen     10/99          03/00        Fasig Tipton          None              (2)
Cozzene/Sheergo            10/99          04/00        Fasig Tipton          None              (2)
Two Punch/Truth            10/99          04/00        Fasig Tipton          None              (2)
  and Beauty
Belong to Me/Cavcat        08/99          05/00        Fasig Tipton          None              (1)
Afternoon Delites - 65%    05/00          06/00        Fasig Tipton          None              (3)
Defending Honor - 40%      04/00          06/00        OBS Sales             None              (3)
French Deputy - 40%        09/99          06/00        Keeneland             None              (1)
Given to Fly/Bean          10/99          01/01        Fasig Tipton          None              (2)
Nicholas/Weekend
  Delight - 50%            10/00          12/00        White Oak Farm        None              (3)

Allen's Prospect/Goldfinch 10/00          05/01        Fasig Tipton          None              (2)
Party Manners/Bid to the
  Mint                     09/00          06/01        Keeneland             None              (3)
Glitterman/Willing Partner 09/00          06/01        Keeneland             None              (3)
35% - Wooglin              05/00          07/01        Fasig Tipton          None              (3)
Devil's Bag/Star Cloud     12/00          07/01        Fasig Tipton          None              (3)
60% - Defending Honor      04/00          09/01        OBS Sales             None              (3)
Not For Love/Weather Vane  12/00          09/01        Fasig Tipton          None              (3)
Not For Love/God Given     12/00          09/01        Fasig Tipton          None              (3)
20% - Saint Damien         10/99          10/01        Fasig Tipton          None              (3)
USS Tinosa                 10/00         10/01 & 11/01 Fasig Tipton          None              (3)
Devil's Sword              10/00          12/01        Fasig Tipton          None              (3)
50% - Weekend Lover        10/00          12/01        White Oak Farm        None              (3)
Wild Ballad                12/00          12/01        Fasig Tipton          None              (3)
60% - Graham Point         09/99          01/02        Keeneland             None              (3)
Lawn Mower                 09/00          01/02        Keeneland             None              (3)
Wild Zone/Galleria         10/00          01/02        Fasig Tipton          None              (3)
Allen's Prospect/
 Hallow Wean               10/00          03/02        Fasig Tipton          None              (3)
Siphon/Little by Little    09/01          01/02        Keeneland             None              (3)
Rinka Das/Public Band      12/00          02/02        Fasig Tipton          None              (3)
Forest Wildcat/Silver Rum  09/00          02/02        Keeneland             None              (3)
Indian Charlie/Ruby Silver 09/00          02/02        Keeneland             None              (3)
Storm Boor/Raria           09/00          02/02        Keeneland             None              (3)
10% - Two Punch/Why Walk   11/01          02/02        Keeneland             None              (3)
10% - Maria's Mon/
 Double Doubleville        11/01          02/02        Keeneland             None              (3)
10% - Silver Charm/Liz Cee 11/01          02/02        Keeneland             None              (3)
5% - Stravinsky/Slide By   11/01          02/02        Keeneland             None              (3)
10% - Clever Trick/
 Southern Musical          11/01          02/02        Keeneland             None              (3)
10% - Maria's Mon/
 I Love Green              11/01          02/02        Keeneland             None              (3)



(1) Purchase financed from monies lent to Thoroughbred Interests, Inc. in 1999 by Mr. Tilton.

(2) Purchase financed from monies lent to Thoroughbred Interests, Inc. in 1999 by the Augustine Fund, L.P. and Mr. Tilton.

(3) Purchase financed from funds remaining from loans made to Thoroughbred Interests, Inc. in 1999 from the Augustine Fund, L.P., Mr. Tilton and Mr. Dyer and additional monies lent to the Company in 2000 by Mr. Tilton and Mr. Dyer and in 2001 by Mr. Tilton. Also, sale proceeds have been reinvested when available.



                                      INVENTORY OF OUR HORSES

The following was the inventory of our horses as of March 31, 2001:




                                                                           SELLER/PLACE      AFFILIATION
            NAME OF HORSE             TYPE             DATE ACQUIRED       OF PURCHASE       TO PURCHASER     SOURCE OF FINANCING
Miss Punch                            Filly 3-yr          09/00            Fasig Tipton          None                (3)
Bootleg and Susy                      Filly 3-yr          10/00            fasig Titpon          None                (3)
Gulfport                              Colt 3-yr           10/00            Fasig Tipton          None                (3)
MelodyforMorgan                       Filly 3-yr          10/00            Fasig Tipton          None                (3)
Miss Kayleigh                         Filly 3-yr          10/00            Fasig Tipton          None                (3)
33% of Maria's Mon/Full Retreat       Colt 2-yr           09/01            Keeneland             None                (3)
Unbridleds Song/Mz. Mazuma            Colt 2-yr           09/01            Keeneland             None                (3)
American Boundary                     Colt 2-yr           09/01            Keeneland             None                (3)
Deputy Commander/Kelly Amber          Filly 2-yr          09/01            Keeneland             None                (3)
End Sweep/Personal Line               Filly 2-yr          10/01            Fasig Tipton          None                (3)
50% of Tinner's Way/Magical Avie      Colt 2-yr           10/01            Fasig Tipton          None                (3)
90% of Two Punch/why Walk             Colt Yearling       11/01            Keeneland             None                (3)
90% of Maria's Mon/Double Doubleville Colt Yearling       11/01            Keeneland             None                (3)
90% of Silver Charm/Liz Cee           Colt Yearling       11/01            Keeneland             None                (3)
90% of Siphon/Really Nifty            Colt Yearling       11/01            Keeneland             None                (3)
45% of Stravinsky/Slide By            Colt Yearling       11/01            Keeneland             None                (3)
90% of Clever Trick/Southern Musical  Colt Yearling       11/01            Keeneland             None                (3)
90% of Maria's Mon/I Love Green       Filly Yearling      11/01            Keeneland             None                (3)



(1) Purchase financed from monies lent to Thoroughbred Interests, Inc. in 1999 by Mr. Tilton.

(2) Purchase financed from monies lent to Thoroughbred Interests, Inc. in 1999 by the Augustine Fund, L.P. and Mr. Tilton.

(3) Purchase financed from funds remaining from loans made to Thoroughbred Interests, Inc. in 1999 from the Augustine Fund, L.P., Mr. Tilton, and Mr. Dyer, and additional monies lent to Thoroughbred Interests, Inc. in 2000 by Mr. Tilton and Mr. Dyer and in 2001 by Mr. Tilton. Also, sales proceeds when available have been reinvested.




                                  RISK FACTORS

An investment in our Common Stock involves risks. You should be able to bear a complete loss of your investment. You should consider the following risks, among others.

We have incurred losses from inception and just started generating profits.

We have only been incorporated since 1999 and we are still structuring and developing our management and operations. Our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the lack of significant operating history. There can be no assurance that future operations will continue to be profitable. Revenues and profits, if any, will depend upon various factors, including our ability to acquire horses suitable for pinhooking, to adequately train such horses in order that they achieve their potential, the expertise of our management, the market acceptance of the products offered, costs and general economic conditions. There can be no assurance that we will achieve our projected goals or accomplish our business plans; and such failure could have a material adverse effect on us and the value and price of our securities.

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

There is no guarantee that we will be able to raise any such capital on terms acceptable to us or at all. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding. At the present time, we do not intend to obtain any loan financing from a lending institution. If necessary, Mr. Tilton may continue to make personal loans to us at or below market rates, on terms customarily used by lending institutions in making loans.

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




ITEM 2. DESCRIPTION OF PROPERTY.

Our executive and administrative office is located at 127 South 6th Street, Louisville, Kentucky 40202. We lease this facility from a non-affiliated party. It has approximately 1865 square feet of office space consisting of three separate offices, a library, a conference room, an kitchen and a bathroom. The monthly rent is $2,360 of which Thoroughbred Interests, Inc. pays 50% with the other 50% paid by TuneIn Media, Inc., of which Mr. Tilton our President is paying as TuneInMedia, Inc. presently has insufficient funds to pay. Thoroughbred Interests, Inc. and TuneIn Media, Inc. together own the office equipment and furniture. Management believes that this facility is adequate for us for at least the next 24-36 months.

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


                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information

A limited public market for the Company's Common Stock exists on the NASDAQ Bulletin Board under the symbol "TBIN."

The following table sets forth the range of high and low closing prices for the Company's Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended              High            Low
December 31, 2001          $.20            $.15
March 31, 2002             $.26            $.06

* The Company's Common Stock commenced tradingon November 30, 2001.

As of March 31, 2002, htere were approximately 75 record holders of the Company's Common Stock.

The Company has not paid any cash or other dividends on its Common Stock since its inception and does not anticipate paying any such dividends in the foreseeable future. The Company intends to retain any earnings for use in the Company's operations and to finance the expansion of its business.

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

Cash Requirements

We estimate that we require a minimum of approximately $500,000 and a maximum of approximately $875,000 to operate for the next 12 months. The minimum of $500,000 is required for operating expenses. The maximum will be required, however, if the Augustine Fund does not convert their promissory notes into Common Stock of the Company. This estimate of required funds includes the $375,000 due and payable to the Augustine Fund as of January 1, 2003 and $500,000 in estimated operating expenses including office rent, boarding, training and/or racing our horses. Mr. Andrew Dyer converted his $100,000 promissory note into 1,238,350 common shares of stock on March 21,2002.


Although there can be no assurance, we expect that the Augustine Fund will convert their notes payable into our Common Stock pursuant to their Amended Promissory Notes.

Additionally, as of March 31, 2001, we held full title to 15 thoroughbreds and ownership interests, ranging from 33% to 50% in three thoroughbreds. We expect to generate approximately $1,000,000 to $1,250,000 in revenue from the sales of these horses. This projection is based upon our historical performance to date. Specifically, we have pinhooked approximately 35 horses since the inception of the Company.

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

Change in Number of Employees

We may hire up to three additional employees in 2002, finances permitted, in the areas of marketing and sales.

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

Our directors, executive officers and key employees, and their ages and position as of March 31, 2001, are as follows:



       NAME                  AGE    POSITION
       ----                  ---    --------
James D. Tilton, Jr.          41    Chairman of the Board, Chief Executive
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

                           SUMMARY COMPENSATION TABLE


                                                                     Long Term
                                                                     Compensation
Name and                                                             Awards-
Principal                                          Other Annual      Securities
Position         Year    Salary($)    Bonus($)     Compensation      Underlying Options-(#)
--------         ----    ---------    --------     ------------      ----------------------
James D.         1999    0            0            0
Tilton, Jr.
Chairman of      2000    $90,000(1)   0            0                 3,000,000(2)
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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date of this Report, the number and percentage of shares of outstanding Common Stock owned by each person owning at least 5% of the Company's Common Stock, each officer and director owning stock, and all officers and directors as a group:


#
NAME AND ADDRESS OF            NUMBER OF SHARES OF            PERCENTAGE
BENEFICIAL OWNER               BENEFICIALLY OWNED             OF CLASS (1)
----------------               ------------------             ------------
James D. Tilton, Jr.            29,816,000 (2)(3)(4)             91.32%
8702 Twin Ridge Road
Louisville, KY  40242

All Officers and Directors as   29,816,000                       91.32%
a Group (1 Person)

-------------------



(1) Based upon 26,661,000 shares issued and outstanding

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

                                       17
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

There is no affiliation between Mr. Tilton and The Augustine Fund, L.P. or Glen Bagwell, Jr.

In connection with our purchase of several thoroughbreds in September and October of 2000, pursuant to a written promissory note dated October 31, 2000 (the "Note"), Mr. Tilton loaned the company $300,000 to pay for the horses. In consideration for the Note, pursuant to a Pledge and Security Agreement dated October 31, 2000, we gave Mr. Tilton a security interest in some of its horses. The entire loan is convertible at the sole discretion of Mr. Tilton, into shares of our common stock (the "Converted Shares") at $.10 per share and warrants exercisable into one-half the number of Converted Shares at $.15 per share. Additional funds have been advanced since by Mr. Tilton. The funds are considered a loan repayable when funds are available.

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

-----------------

          Note Extension dated February 11, 2002 by the Augustine Fund.


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

                          THOROUGHBRED INTERESTS, INC.



/s/ James D. Tilton
----------------------------------------
James D. Tilton
Chairman, President, Secretary and Chief
Executive Officer


In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



     Name and Capacity                                        Date
     -----------------                                        ----

       /s/ James D. Tilton
-----------------------------------------------------         April 01, 2002
Name:  James D. Tilton
Title: Chairman, President, Secretary
       and Chief Executive Officer
       (Principal Executive Officer and
       Principal Financial and Accounting Officer)

                          THOROUGHBRED INTERESTS, INC.

                                      INDEX



                                                                        Page

INDEPENDENT AUDITORS' REPORT                                             F-2

FINANCIAL STATEMENTS

Balance Sheets as of December 31, 2001 and 2000                          F-3

Statements of Operations

     Years ended December 31, 2001 and 2000                              F-4

Statement of Changes in Stockholders' Equity

     Years ended December 31, 2001 and 2000                              F-5

Statement of Cash Flows

     Years ended December 31, 2001 and 2000                              F-6

Notes to Financial Statements                                            F-7

                              BAUM & COMPANY, P.A.
                          Certified Public Accountants
                        1515 University Drive - Suite 209
                          Coral Springs, Florida 33071

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Thoroughbred Interests, Inc.
Louisville, Kentucky

We have audited the accompanying balance sheet of Thoroughbred Interests, Inc. as of December 31, 2001and 2000 and the related statement of income, changes in stockholders' equity and cash flows for the years then. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Thoroughbred Interests, Inc. at December 31, 2001 and 2000 and the statement of income, changes in stockholders' equity and cash flows for the years then ended. in conformity with generally accepted accounting principles.





/s/ Baum & Company, P.A.
------------------------------
    Baum & Company, P.A.




Coral Springs, Florida
March 18, 2002
                                       F-2

                          THOROUGHBRED INTERESTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS


                                                                               2001                      2000
                                                                            -----------               -----------
Current Assets
    Cash in bank                                                               $  8,979                   $ 3,411
    Investment in thoroughbred horses (note 1)                                1,184,343                   832,496
                                                                               --------                  --------
                                                                              1,193,322                   835,908
Other assets
      Deferred registration costs (note 1)                                      160,853                    39,348
                                                                               --------                  --------
         Total assets                                                        $1,354,175                  $875,256
                                                                               ========                  ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Note payable (note 5)                                                    $  400,000                  $ 400,000
    Accounts payable and accrued expenses                                       758,446                    463,417
    Accrued compensation - related party                                         90,000                     90,000
                                                                            -----------                 ----------

         Total current liabilities                                            1,248,446                    953,417

Other liabilities

      Loan payable - stockholder (note 2)                                       635,511                    301,989
                                                                            -----------                 ----------

            Total liabilities                                                 1,883,957                  1,255,406
                                                                             ----------                 ----------
 Stockholders equity

      Preferred stock, par value $ .001, 10,000
           shares authorized; no shares issued                                 -  0 -                       - 0 -
    Common stock, par value  $.001,
         100,000,000 shares authorized;
        26,661,000 and 26,411,000 shares issued and
          outstanding in 2001 and 2000 respectively                              26,411                     26,386
         Additional paid in capital                                              17,789                      2,475
       Accumulated deficit                                                     (574,232)                  (409,036)

                                                                             ----------                  ---------
                                                                               (529,782)                 (380,150)
                                                                             ----------                  ---------

         Total liabilities & stockholders equity                             $ 1,354,175                 $ 875,256
                                                                              ==========                  =========

                          THOROUGHBRED INTERESTS, INC.
                              STATEMENTS OF INCOME
                  FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000




                                                                                   2001               2000
                                                                             --------------     --------------
Revenues                                                                       $   883,179          $ 703,015
Cost of Horses Sold                                                                409,165            463,053
                                                                               -----------          -----------
Gross Profit                                                                       474,014            239,962

Operating Expenses                                                                 451,851            174,649
     General & administrative                                                      147,509            288,473
                                                                               -----------          -----------
     Total operating expenses                                                      599,360            460,522
                                                                               -----------          -----------
Net income (loss) before other income and expense                                 (125,346)          (223,160)

Other income and expense
      Interest income                                                                - 0 -              4,491
      Interest expense                                                             (12,000)           (45,900)
      Interest expense - related party                                             (27,850)           (10,300)
                                                                               -----------          -----------
                                                                                   (39,850)           (51,709)
                                                                               -----------          ---------


Net income (loss) before provision for income taxes                               (165,196)          (274,869)

Provision for income taxes                                                           - 0 -              - 0 -
                                                                               -----------         -----------
Net income (loss)                                                              $  (165,196)        $ (274,869)
                                                                               ===========         ===========
Net (loss) per common share-development stage                                  $      0.01          $    0.00
                                                                               ===========         ===========
Weighted average number of common shares outstanding                            26,661,000         26,390,175
                                                                               ===========         ===========


                          THOROUGHBRED INTERESTS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                          Common stock                Additional paid          Accumulated
                                                     Shares           Amount            in capital                Deficit
                                                 -------------------------------     ------------------       ---------------

                                                     ----------      -----------       -----------           ----------

Balance - December 31, 1999                          26,386,000           26,386             3,064             (134,167)

Stock issued for domain name
    November 2000                                        25,000               25             2,475                - 0 -

Net (loss) December 31, 2000                              - 0 -            - 0 -             - 0 -             (274,869)

                                                     ----------      -----------       -----------           ----------

Balance - December 31, 2000                          26,411,000          26,411              5,539            (409,036)

Stock issued for services                               250,000             250             12,250               - 0 -

Net ( loss ) December 31, 2001                           - 0 -             - 0 -             - 0 -            (165,196)
                                                     ----------      -----------       -----------           ----------

Balance - December 31 2001                           26,661,000      $    26,661             - 0 -           $ (574,232)
                                                     ==========      ===========       ===========           ==========



See accompanying notes to the financial statements.

See accompanying notes to the financial statements

                          THOROUGHBRED INTERESTS, INC.
                             STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000





                                                                                  2001                  2000
                                                                              ----------             ---------
Cash flows from operations:
    Net income (loss)                                                       $ (165,196)              $(274,869)
    Adjustments to reconciliate net income (loss) to net
         cash provided by operating activities:
    Common stock issued for domain name                                          - 0 -                   2,500
    Common stock issued for services                                            12,500                   - 0 -
 Changes in operating assets and liabilities:
      (Decrease) in investment in thoroughbred horses                         (351,847)               (391,389)
    (Decrease) in accounts payable and accrued expenses                        295,029                 451,182
                                                                             ----------               ---------
Net cash provided (used) from operations                                      (209,514)                212,576
                                                                             ----------               ---------

Cash flows from financing activities:


    (Increase) in deferred registration costs                                 (121,505)                (33,963)
    Increase (decrease) in stockholder loan                                    336,587                 188,477
    Proceeds of note payable                                                     - 0 -                  50,000
    (Increase) in subscriptions receivable                                       - 0 -                     125
                                                                            ----------               ---------
Net cash provided (used) from financing activities                             215,082                 204,639
                                                                            ----------               ---------
Net increase (decrease) in cash                                                  5,568                 (7,937)

Cash  - beginning                                                                3,411                (11,348)
                                                                             ---------               ---------
Cash - ending                                                                $   8,979               $   3,411
                                                                             =========               =========
Supplemental disclosures:
      Interest expense                                                       $  12,000               $  10,300
                                                                             =========               =========


See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

REVENUE RECOGNITION

Revenue is recognized when thoroughbred horses are purchased for cash or approved credit and title is transferred to the purchaser. The purchaser is responsible for delivery and ultmate possession of the horses acquired.

DEFERRED REGISTRATION COSTS

The Company has incurred various costs to prepare and file the required documents for any future stock offering. These costs will be offset against the proceeds of a successful offering, or expensed if unsuccessful. Registration costs include legal. Accounting and out-of -pocket expenses applicable to future stock offering.

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

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
CONTINUED

NET LOSS PER COMMON SHARE

The Company reports earnings per share in accordance with SFAS No. 128, " Earnings per Share " Basic earnings per share is computed by dividing income ( loss ) available to common stockholders by the weighted average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding. If the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive.




                                                                                        December 31

                                                                                   2001                 2000
                                                                                  -------              -------

Options outstanding under the company's stock option plan                         3,000,000             - 0 -

Common stock issuable upon conversion of stockholder's  note payable              3,000,000             - 0 -

Warrants issued in conjunction with stockholder's note payable                    1,500,000             - 0 -

Common stock issuable upon conversion of notes payable                            4,750,000             - 0 -

Warrants issued in conjunction with notes payable                                 2,375,000             - 0 -




NOTE 2 - RELATED PARTY TRANSACTIONS

The Company has issued 24,000,000 shares of common stock to its founder at a par value of $ .001 for his time and effort in establishing the Company. An substantial amount of these shares will be subject to a restriction against transfer for a period of at least one year pursuant to SEC rule 144.

The founder of the Company has assumed the role of CEO and Chairman of the Board of Directors at a salary and a stock option plan subject to the approval by the Board of Directors. The financial statements reflect $90,000 of accrued compensation in 2000 in accordance with the agreement to be paid upon sufficient cash flow. The employment agreement commenced on January 3, 2000 for a three year period ending December 31, 2002. The base salary under this agreement is as follows: $ 90,000, $ 120,000 and
 $ 180,000 for the years 2000, 2001 and 2002, respectively. The employment agreement has been deferred until the Company has achieved sufficient cash flow to incur these expenditures.

The agreement in addition to scheduled salary increases also provides for incentive bonuses in accordance with prescribed performance levels of the Company. The incentives are based on annual earnings of the company before deduction of income taxes, depreciation and amortization ( EBIDA ). The bonus will be computed on annual base salary as detailed above at 30%, 50% and 100% of base salary if the "EBIDA" reaches $ 1,000,000, $ 2,000,000 and $ 3,000,000 respectively.

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 2 - RELATED PARTY TRANSACTIONS  - continued

In addition the CEO has received a grant of incentive stock options pursuant to Companys' Millennium Stock Option Plan of three million shares of common stock.

The CEO has advanced funds as a interest bearing at 6% per annum,secured loan pursuant to a written

Agreement and secured by certain horses held in inventory. The loan is convertible into common stock ("Converted Shares") of the Company at $.10 per share and warrants exercisable into one-half the number of Converted Shares at $.15 per share. Based on an note balance at December 31, 2001 of $ 300,000 of principal only, the converted shares will be 6,000,000 0f common stock an an additional 1,500,000 0f common stock upon the exercise of stock warrants for a total of 4,5000,000 issued shares. As of December 31, 2001 and 2000, all accrued interest on the note balance has been added to the loan principal balance. The stock warrants expire at the end of five years from the date of conversion of "converted shares". The Company used the Black-Scholes model to determine the fair market value of these benefits which is $ - 0 - . There is no expense recognized for the conversion feature of the loan payable due to the conversion price being equal to the fair value of the Company's common stock. Additional funds have been loaned to the Company payable when funds are sufficient.

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

b.) The Company at its inception issued 2,300,000 shares to individuals for services rendered. These services were valued at the par value of the stock issued and expenses as startup costs.

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

e.) The issued 25,000 of common stock in November 2000 for a domain name. The stock was valued at $.10 per share. The value of this domain name has been expensed in 2000.

f.) The Company issued 250,000 shares of restricted common stock to for consulting serices on August 24, 2001 valued at $ .05.

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


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



A summary of the status of the Company's stock option plan as yearend.




                                                                Weighted Average
                                                     Shares     Exercise  Price
                                                     ------     ----------------
           Outstanding at beginning of year       3,000,000              $ .10
           Granted                                      - 0 -              - 0 -
           Exercised                                    - 0 -              - 0 -
           Forfeited                                    - 0 -              - 0 -
                                                  ----------              -----
           Outstanding at end of year              3,000,000             $  10
                                                  ----------              -----
           Options exercisable at year-end         3,000,000             $ .10
                                                  ----------             ------



The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25. "Accounting for Stock Issued to Employees," and related interpertations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. The weighted average remaining contractual life of options outstanding issued under the Stock Option Plan is 9.75 years at December 31, 2001. No compensation expense was recognized as a result of the issuance of stock options during the years ended December 31,2001 and 2000. For options granted during the year ended December 31, 2000 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.11 and the weighted-average exercise price of such options was $0.10. No options were granted during the year ended December 31, 2001 where the exercise price was greater than the stock price at the date of grant or where the exercise price was less than the stock price at the date of the grant.


NOTE 5 - NOTES PAYABLE

On September 30, 1999 pursuant to a written promissory note the Company was loaned $300,000 from Augustine Fund, L.P. The note has no stated interest but calls for the payment of $375,000 in (180) one hundred eighty days from September 30, 1999. The Augustine Fund L.P. has the right to convert all or any portion of the $375,000 into shares of common stock (the "Converted Shares") at $.10 per share and warrants exercisable into one-half the number of Converted Shares at $.15 per share. As security for t

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 5 - NOTES PAYABLE - continued

his loan, the President of the company has placed in escrow 6,000,000 restricted shares of common stock. The Augustine Fund, L.P. granted the company an extension to January 1, 2003 for satisfaction of the note.

On December 15, 1999, pursuant to convertible promissory note the Company was loaned$50,000 from an individual. The note is unsecured and bears interest at 12% per annum payable including interest on or before August 13, 2000. On February 10, 2000 the Company received an additional $50,000 under the same terms. The promissory notes are both convertible into fifty shares of common stock (the "Converted Shares") at $.10 per share and warrants exercisable into one-half the number of Converted Shares at $.15 per share. The due date of the notes plus accrued interest has been extended to January 1, 2002. Mr. Dyer converted his note on March 21, 2002 into 1,238,350 shares of common stock.



NOTE 6 - INCOME TAXES

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in results of operations in the period that includes the enactment date. Because of the uncertainty regarding the Company's future profitability, the future tax benefit of its losses have been fully reserved for. Therefore, no benefit for the net operating loss has been recorded in the accompanying financial statements. The net operating losses of $ $575,000 can be carried forward fifteen years through 2016 to be offset against net income.

                                   EXHIBIT 4.5

                          THOROUGHBRED INTERESTS, INC.
                              127 South 6th Street
                           Louisville, Kentucky 40202
                                February11, 2002

The Augustine Fund, L.P.
141 West Jackson Street
Suite 2182
Chicago, Illinois 60604

Ladies and Gentlemen:

As you are aware, Thoroughbred Interests, Inc. and The Augustine Fund, L.P. entered into a promissory note as of September 30, 1999, as amended, in the amount of $375,000 (the "Note") and that the Note matured on January 1, 2002.

Per our previous conversations, and for $10 and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, I hereby request that the Due Date, as defined in the Note and earlier extended, be extended again to January 1, 2003.

All other provisions of the Note, as well as the Stock Escrow Agreement attached as Exhibit A to the Note, the Pledge and Security Agreement attached as Exhibit B to the Note and the Guaranty Agreement attached as Exhibit C to the Note, remain unchanged and in full force and effect.

If you are in agreement with this amendment to the Note, kindly acknowledge your agreement by signing below.

Sincerely,





                                                  /s/ James D. Tilton
                                                  ---------------------------
                                                  James D. Tilton
                                                  Chief Executive Officer
                                                  Thoroughbred Interests, Inc.

/s/ Augustine Fund, L.P.
---------------------------
The Augustine Fund, L.P.

By:     /s/ Thomas F. Duszynski
Title:  CFO
Date:   February 11, 2002