Form 10QSB
period 2002-03-31
THOROUGHBRED INTERESTS INC
filed 2002-05-16
CIK 1092448

#
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of March 31, 2002 - 29,899,350 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                          THOROUGHBRED INTERESTS, INC.

                                      INDEX

                                                                           Page
                                                                          Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements
           Balance Sheet as of March 31, 2002 ............................... 1

           Statements of Operations
                  For the three months ended
                  March 31, 2002 and 2001 ................................... 2

           Statement of Changes in Stockholders' Equity ..................... 3
                  For the period commencing March 25, 1999
                  (Inception) and the
                  Three months ended March 31, 2002

           Statements of Cash Flows
                  For the three months ended March 31, 2002 and 2001 ........ 4

           Notes to Financial Statements ................................. 5-10

Item 2.    Management's Discussion and Analysis or Plan of Operation .....11-13

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

Item 4.    Submission of Matters to a Vote of Security Holders ............. 14

Item 5.    Other Information ............................................... 14

Item 6.    Exhibits and Reports on Form 8-K ................................ 14

SIGNATURES ................................................................. 15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          THOROUGHBRED INTERESTS, INC.
                                  BALANCE SHEET
                                 March 31, 2002




                                                       ASSETS

Current Assets
    Cash                                                                                 $3,555
      Accounts receivable - trade                                                       220,000
      Investment in thoroughbred horses                                                 834,343
                                                                                     ----------
                                                                                      1,057,898
Other assets
      Deferred registration costs                                                       160,853
                                                                                     ----------

         Total assets                                                                $1,218,751
                                                                                     ==========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Note payable                                                                      $ 300,000
    Accounts payable and accrued expenses                                               521,018
    Accrued compensation - related party                                                 18,000
                                                                                     ----------

         Total current liabilities                                                      839,018
Other liabilities
    Loan payable - stockholder                                                          562,522
                                                                                     ----------
            Total liabilities                                                         1,401,540
                                                                                     ----------

 Stockholders equity
    Preferred stock, par value $ .001, 10,000,000
       shares authorized; no shares issued                                               -  0 -
    Common stock, par value  $.001,
       100,000,000 shares authorized;
       29,899,350 shares issued and outstanding                                          29,899
    Additional Paid in Capital                                                          158,051
    Accumulated deficit                                                                (370,739)
                                                                                     ----------

                                                                                       (182,789)
                                                                                     ----------

         Total liabilities & stockholders equity                                     $1,218,751
                                                                                     ==========

See accompanying notes to the financial statements.





                                               THOROUGHBRED INTERESTS, INC.
                                                 STATEMENTS OF OPERATIONS

                                                                    For the Three Months
                                                                        Ended March 31,
                                                                   -----------------------
                                                                      2002         2001
                                                                   --------     ----------
Revenue from Horse Transactions                                    $816,895       $67,654
Cost of Horses sold                                                 370,000        23,465
                                                                 ----------    ----------
     Gross Profit                                                   446,895        44,189

Operating Expenses
     Operational costs                                              193,554        99,759
     General & administrative                                        41,548        88,823
                                                                 ----------    ----------
           Total operating expenses                                 235,102       188,582
                                                                 ----------    ----------

Net Income (loss) before other income and expense                   211,793      (144,393)

Other income and (expense)
     Interest Expense                                                 - 0 -        (3,000)
     Interest Expense - related party                                (8,300)       (4,875)
                                                                 ----------    ----------
                                                                     (8,300)       (7,875)
                                                                 ----------    ----------

Net income (loss) before provision for income taxes                 203,493      (152,268)
Provision of income taxes                                             - 0 -         - 0 -
                                                                 ----------    ----------

Net income (loss)                                                  $203,493     $(152,268)
                                                                 ==========    ==========
Net (loss) per common share                                           $0.01        $(0.01)
                                                                 ==========    ==========
Weighted average number of common shares outstanding             28,867,392    26,411,175
                                                                 ==========    ==========




See accompanying notes to the financial statements.


                          THOROUGHBRED INTERESTS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE PERIOD COMMENCING MARCH 25, 1999 ( INCEPTION )
                    AND THE THREE MONTHS ENDED MARCH 31, 2002

                                                                                                        Stock
                                                          Common stock             Additional paid   Subscription   Accumulated
                                                   Shares             Amount         in capital       Receivable      Deficit
                                                  --------------------------       ---------------   ------------   ------------
Balance - inception ( March 25, 1999)                   - 0 -          - 0 -            - 0 -            - 0 -           - 0 -

Common stock issued to founder
  for services                                     24,000,000         24,000            - 0 -            - 0 -           - 0 -

Common stock issued for services                    2,300,000          2,300           (1,150)           - 0 -           - 0 -

Sale of common stock in 1999                           86,000             86            4,214              125           - 0 -

Net (loss) from inception to
  December 31, 1999                                     - 0 -          - 0 -            - 0 -            - 0 -        (134,167)
                                                   ----------    -----------      -----------         --------       ---------

Balance - December 31, 1999                        26,386,000         26,386            3,064             (125)       (134,167)

Payment of subscription                                 - 0 -          - 0 -            - 0 -              125           - 0 -

Stock issued for domain name
  November 2000                                        25,000             25            2,475            - 0 -           - 0 -

Net (loss) December 31, 2000                            - 0 -          - 0 -            - 0 -            - 0 -        (274,869)
                                                   ----------    -----------      -----------         --------       ---------

Balance - December 31, 2000                        26,411,000         26,411            5,539            - 0 -        (409,036)

Stock issued for services                             250,000            250           12,250            - 0 -           - 0 -

Net (loss) -December 31, 2001                           - 0 -          - 0 -            - 0 -            - 0 -        (165,196)
                                                   ----------    -----------      -----------         --------       ---------

Balance - December 31, 2001                        26,661,000    $    26,661      $    17,789         $  - 0 -       $(574,232)


Stock issued for services                           2,000,000          2,000           18,000            - 0 -           - 0
-

Conversion of Note                                  1,238,350          1,238          122,262            - 0 -           - 0 -

Net Income - March 31, 2002                             - 0 -          - 0 -            - 0 -            - 0 -         230,493
                                                   ----------    -----------      -----------         --------       ---------
Balance - March 31, 2002                           29,899,250    $    29,899      $   158,051         $  - 0 -       $(370,739)
                                                  -----------    -----------      -----------         --------       ----------
                                                  -----------    -----------      -----------         --------       ----------



See accompanying notes to the financial statements


                          THOROUGHBRED INTERESTS, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                                                 2002                      2001
                                                                             -----------                 ----------
Cash flows from operations:
    Net income (loss)                                                        $   203,493               $  (152,268)

Adjustments to reconciliate net income (loss) to net cash provided by operating activities:
    Common stock issued for interest expense                                      23,500

Changes in operating assets and liabilities:
    (Increase) Decrease in Investment in thoroughbred horses                     350,000                    23,465
    (Increase) in accounts receivable - trade                                   (220,000)                  (16,080)
     Increase (Decrease) in accounts payable and accrued expenses               (289,428)                   62,853
                                                                             -----------                ----------

Net cash provided (used) from operations                                          67,565                   (82,030)
                                                                             -----------                ----------

Cash flows from financing activities:
    Increase (decrease) in stockholder loan                                      (72,989)                   79,423
                                                                             -----------                ----------

Net cash provided from financing activities                                      (72,989)                   79,423
                                                                             -----------                ----------

Net increase (decrease) in cash                                                   (5,424)                   (2,607)

Cash - beginning of period                                                         8,979                     3,411
                                                                             -----------                ----------

Cash - ending of period                                                      $     3,555               $       804
                                                                             ===========               ===========

Supplemental disclosures: Interest expense                                   $    - 0 -                $     - 0 -
                                                                             ===========               ===========


Non-cash transaction:
The Company issued 1,000,000 shares of common stock to satisfy a $100,000 convertible note payable in March 2002.



See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND ORGANIZATION

The Company was organized under the laws of Nevada on March 25, 1999. The Company's business consists of purchasing, training and selling of thoroughbred horses. The Company emerged from its development stage in early 2000. The Company incurred a deficit of $ 134,167 in its development stage.

ORGANIZATION COSTS

The Companyincurred various expenditures in the formation of its corporate and organizational structure. In accordance with SOP 98-5 these costs will be expensed as incurred.

REVENUE RECOGNITION

Revenue is recognized when thoroughbred horses are purchased for cash or approved credit and title is transferred to the purchaser. The purchaser is responsible for delivery and ultimate possession of the horses acquired.

DEFERRED REGISTRATION COSTS

The Company has incurred various costs to prepare and file the required documents for any future stock offering. These costs will be offset against the proceeds of a successful offering, or expensed if unsuccessful. Registration costs include legal, accounting and out-of-pocket expenses applicable to any future stock offering.

INVESTMENT IN THOROUGHBRED HORSES

The Company's investment in thoroughbred horses are stated at the lower of cost or market. Costs of maintaining horses and other direct horse related costs are expensed in the period incurred.

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

NET LOSS PER COMMON SHARE

The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued, and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti- dilutive:


                                 AS OF MARCH 31,
                                 ---------------

                                                2002            2001
                                                ----            ----
Options outstanding under
   the Company's stock option plan           3,000,000      3,000,000
Common stock issuable upon conversion
   of Loan payable - related party           3,000,000      3,000,000
Warrants issued in conjunction with
   Loan payable -related party               1,500,000      1,500,000
Common stock issuable upon conversion
   of Notes payable                          3,750,000      4,750,000
Warrants issued in conjunction with
   Notes payable                             2,375,000      2,375,000


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

The financial statements reflect $18,000 of accrued compensation in accordance with the agreement to be paid upon sufficient cash flow. The employment agreement with the Company's founder commenced on January 3, 2000 for a three year period ending December 31, 2002. The base salary under this agreement with the Company`s founder is as follows: $90,000, $120,000 and $180,000 for the years 2000, 2001 and 2002, respectively. Payment under the employment agreement has been deferred until the Company has achieved sufficient cash flow to incur these expenditures.

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

In addition the CEO has received a grant of incentive stock options pursuant to the Company's Millennium Stock Option Plan to purchase three million shares of common stock.

The CEO has advanced funds at an interest bearing at 6% per annum, secured loan to the company pursuant to a written promissory note dated October 31, 2000. The loan is payable in full on October 31, 2003. The security consists of certain horses held in inventory. The loan is convertible into common stock ("Converted Shares" ) of the Company at $ .10 per share and warrants exercisable into one-half the number of Converted Shares at $.15 per share. Based on an approximate loan balance at March 31, 2002 of $300,000 of principal only, the amount of Converted Shares will be 3,000,000 of common stock and an additional 1,500,000 of common stock upon the exercise of stock warrants for a total of 4,500,000 issued shares. As of March 31, 2002, all accrued interest on the note balance has been added to the loan principal balance. The stock warrants expire at the end of five years from the date of conversion of Converted Shares.

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

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

f.)The Company issued 250,000 of restricted common stock for consulting services on August 24, 2001 valued at $.05 per share.

g.)The Company issued 2,000,000 shares of restricted common stock for services on February 11, 2002 which was valued at $20,000 and accrued in 2001.

h.)The Company converted a $100,000 note payable plus accrued interest of approximately $23,500 into 1,238,350 of shares of common stock.

NOTE 4 - STOCK OPTION PLAN

The Board of Directors has approved The Millennium Stock Option Plan effective as of January 3, 2000 to compensate executives, key management personnel and consultants of the Company. The plan authorizes a maximum of 10,000,000 shares of common stock to be optioned at an exercise price to be determined by the Company. In the case of the incentive stock option the exercise price shall not be less than 100% of the fair market value of the shares on the date the option is granted. The stock options are exercisable no sooner than six months nor more than ten years from the date it is granted. The fair market value of common stock options granted will be reflected as compensation paid.



                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 4 - STOCK OPTION - CONTINUED

A summary of the status of the Company's stock option plan as of March 31, 2002.


                                                       WEIGHTED AVERAGE
                                              SHARES   EXERCISE PRICE
                                            ---------  ----------------
Outstanding - January 1, 2002               3,000,000         - 0 -
Granted                                         - 0 -       $  .10
Exercised                                       - 0 -         - 0 -
Forfeited                                       - 0 -         - 0 -
                                            ---------       -------
Outstanding - March 31,  2002               3,000,000       $   .10
                                            ---------       -------
Options exercisable at Marcg 31, 2002       3,000,000       $   .10
                                            ---------       -------




NOTE 5 - NOTES PAYABLE

On September 30, 1999 pursuant to a written promissory note the Company was loaned $300,000 from Augustine Fund, L.P. The note has no stated interest rate but calls for the payment of $375,000 in (180) one hundred eighty days from September 30, 1999. The Augustine Fund L.P. has the right to convert all or any portion of the $375,000 into 3,750,000 shares of common stock (the "Converted Shares") at $ .10 per share and warrants exercisable into one-half the number of Converted Shares ( 1,875,000 shares ) at $ .15 per share. As security for this loan, the President of the Company has placed in escrow 6,000,000 restricted shares of common stock. The Augustine Fund, L.P. granted the Company an extension to January 1, 2003 for satisfaction of the note. No additional interest is being accrued for the extended period of the loan.

On December 15, 1999, pursuant to convertible promissory note the Company was loaned $50,000 from Mr. Andrew Dyer. The note is unsecured and bears interest at 12% per annum payable including interest on or before August 13, 2000. On February 10, 2000 the Company received an additional $50,000 under the same terms. The promissory notes are both convertible into 500,000 shares of common stock (the "Converted Shares") at $ .10 per share and warrants exercisable into one-half the number of Converted Shares at $.15 per share. The Dyer notes were converted into shares of common stock in March 2002.

The Company used the Black-Scholes model to determine the fair value of these warrants which is $0. There is no expense recognized for the conversion feature of these notes due to the conversion price being equal to the fair value of the Company's common stock.

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

Because of the uncertainty regarding the Company's future profitability, the future tax benefit of its losses have been fully reserved for. Therefore, no benefit for the net operating loss has been recorded in the accompanying financial statements. The net operating losses of approximately $575,000 can be carried forward for fifteen years to the year 2015 to be offset against net income. No provision for income taxes has been accrued on the current period's net operating income of $203,493 since the net operating loss carryforward per above has offset the tax lianility.

NOTE 7 - SUBSEQUENT EVENTS

In April 2002, the Company issued 5,000 shares of preferred stock for $500,000, less expenses. These shares of preferred stock may be converted into common shares in the future.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Company's financial statements and related footnotes for the year ended December 31, 2001 included in its Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Results of Operations

Three months ended March 31, 2002 vs. March 31, 2001

REVENUES. Our revenues for the three months March 31, 2002 were $816,895 compared to $67,654 for the same period in 2001. The increase in revenues is reflective of the fact that more sales of horses occurred in the same period in 2002.

COST OF HORSES SOLD. Our cost of horses for the three months March 31, 2002 were $370,000 compared to $23,465 for the same period in 2001. The increase in the cost of horses sold is reflective of the fact that more sales of horses occurred for the period.

OPERATIONAL COSTS. Our operational costs for the three months ended March 31, 2002 were $193,554 compared to $99,759 for the same period in 2001. The increase in operational costs is a result of more horses being sold during the period.

GENERAL & ADMINISTRATIVE. Our general and administrative expenses for the three ended March 31, 2002 were $41,548 as compared to $88,823 for the same period in 2001. The decrease in general and administrative expenses is a result of a waiver in compensation to our CEO of $45,000 and other additional administrative costs reduction.

INTEREST EXPENSE. Our interest expense for the three months ended March 31, 2002 was $8,300 as compared to $7,875 for the same period in 2001.

NET INCOME (LOSS). Our net income for the three months ended March 31, 2002 was $203,493 compared to a net loss of ($152,268) for the same period in 2001. The increase is principally a result of more horses being sold profitably in the period in addition to the waiver of our CEO's compensation of $45,000 for the current quarter.

Financial Condition

At March 31, 2002, the Company had current assets of $1,057,898 as compared to $825,915 at March 31, 2001, total assets of $1,218,751 at March 31, 2002 as compared to $865,263 at March 31, 2001 and stockholders' equity (deficit) at March 31, 2002 of $(182,789) as compared to $(532,418) at March 31, 2001. The increase in current assets was primarily the result of additions to the Company's investment in thoroughbred horses. The decrease in stockholders equity (deficit) was primarily the result of profitability.

Liquidity and Capital Resources

We had a net decrease of $5,424 of cash at March 31, 2002 from the beginning of the year. We have received an extension of maturity dates for our note obligations of $375,000 to January 1, 2003. In April of 2002 the Company raised $500,000 in redeemable preferred stock due on or before September 22, 2002. We have sufficient liquidity to meet our current obligations and our business operations and will liquidate our holdings of thoroughbred horses if necessary. The accrued compensation to our CEO and President has been deferred until sufficient cash flow is available for payment.

We have ample credit to maintain our investment in thoroughbred horses for the upcoming season.

We estimate that we require a minimum of approximately $500,000 and a maximum of approximately $1,500,000 to operate for the next 12 months. In either case, we expect that we may be required to raise additional capital within the next 12 months in order to fund our business. We believe that a minimum of $750,000 is required if the Augustine Fund promissory note and the recently issued preferred stock is not converted into common shares of the Company This estimate of required funds includes the $375,000 due payable to the Augustine Fund on January 1, 2003, the $500,000 due on or before September 20, 2002 on recently issued preferred stock minus available cash and/or accounts receivable.

Although there can be no assurance, we expect the Augustine Fund will convert their notes payable into our Common Stock pursuant to their Amended Promissory Notes. We may raise additional capital to redeem the newly issued preferred stock if it is not converted.

Additionally, as of May 14, 2002, we held full title to 11 thoroughbreds and ownership interests, ranging from 50% to 75%, in 2 thoroughbreds. We expect to generate approximately $250,000 to $450,000 in gross profits from the sales of these horses within the next 6 months in addition to the approximately $350,000 in gross margin produced from selling horses in April 2002. This projection is based upon our actual and historical performance year to date. Specifically, we have sold 13 full title horses and ownership interests, ranging 10% to 60%, in 7 horses year to date and generated gross profits of approximately $550,000 from these efforts. After giving effect to all our operating, general and administrative expenses, interest and taxes, we expect to continue posting profits in the next 12 months. We nevertheless may seek additional funds and to raise additional capital from public or private equity or debt sources in order to pay off promissory notes, redeem preferred stock, support further expansion by acquiring additional inventory, meet competitive pressures, or respond to unanticipated requirements.

There is no guarantee that we will be able to raise any such capital on terms acceptable to us or at all. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding. At the present time, we are considering obtaining loan financing from various lending institutions.

If we are required to obtain loan financing, the amount of our profits (if any) will decrease or the amount of our losses will increase due to the interest charged on the loan. Loan financing may subject our operations to restrictions imposed by the lending institution, hindering our ability to operate in the manner best determined by our management and/or Board of Directors, with the potential that such restrictions will impede or prevent our growth and/or negatively impact our level of profits. Additionally, the use of debt financing or leverage would subject us to the risk that any downturns in the thoroughbred industry and any changes in interest rates (if we have an adjustable rate loan) will substantially increase the likelihood that our operations will become unprofitable, possibly causing us to become illiquid, bankrupt or to dissolve the corporation.

To the extent we are unable to meet our operating expenses or matured notes payable or redeem preferred stock, we may borrow from our President or others, or we may attempt to raise capital from large institutional investment equity funds. Mr. Tilton is not legally required to loan any money to us. If we are unable to borrow or raise capital, we will have no choice but to sell thoroughbreds to meet our operating expenses and/or obligations under the matured notes and preferred stock. In the event any of our thoroughbreds have to be sold on an expedited basis, we expect that they would have to be sold at a discount to their fair market price. Any funds generated from sales of horses or from equity investments, if any, in our Company that exceeds our operating expenses and debt repayments will be used to purchase additional thoroughbred horses.

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




Date: May 15, 2002