Form 10QSB
period 2002-06-30
THOROUGHBRED INTERESTS INC
filed 2002-08-19
CIK 1092448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of June 30, 2002 - 28,936,016 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          THOROUGHBRED INTERESTS, INC.

                                      INDEX

                                                                            Page
                                                                          Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements
           Balance Sheet as of June 30, 2002 ................................ 1

           Statements of Operations
                  For the three and six months ended
                  June 30, 2002 and 2001 .................................... 2

           Statements of Cash Flows
                  For the six months ended June 30, 2002 and 2001 ........... 3

           Notes to Financial Statements .................................  4-9

Item 2.    Management's Discussion and Analysis or Plan of Operation .....10-12

Part II.   OTHER INFORMATION                                                 13

Item 1.    Legal Proceedings ............................................... 13

Item 2.    Change in Securities and Use of Proceeds ........................ 13

Item 3.    Defaults Upon Senior Securities ................................. 13

Item 4.    Submission of Matters to a Vote of Security Holders ............. 13

Item 5.    Other Information ............................................... 13

Item 6.    Exhibits and Reports on Form 8-K ................................ 13

Certification Pursuant to 18 U.S.C. Section 1350 ........................... 14

Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .......... 14

SIGNATURES ................................................................. 14

                          PART I. FINANCIAL INFORMATION

I. Financial Statements



                          THOROUGHBRED INTERESTS, INC.
                                  BALANCE SHEET
                                  June 30, 2002


                                ASSETS

Current Assets
    Cash                                                         $295,523
    Accounts receivable - trade                                   253,614
    Investment in thoroughbred horses                             392,700
                                                               ----------
                                                                  941,837
Other assets
    Deferred registration costs                                   110,853
                                                               ----------

         Total assets                                          $1,052,690
                                                               ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Note payable                                                $ 300,000
    Accounts payable and accrued expenses                         167,899
    Dividends payable                                              25,000
                                                               ----------
         Total current liabilities                                492,899

Other liabilities
    Loan payable - related party                                  137,122
                                                               ----------
         Total liabilities                                        630,021
                                                               ----------

 Stockholders equity
    Preferred stock, par value $ .001, 10,000,000
       shares authorized; 5,000 shares issued and
       outstanding                                                 -  5 -
    Common stock, par value  $.001,
       100,000,000 shares authorized;
       28,936,016 shares issued and outstanding                    28,899
    Additional Paid in Capital                                    524,046
    Accumulated deficit                                          (130,281)
                                                               ----------

                                                                  422,669
                                                               ----------

         Total liabilities & stockholders equity               $1,052,690
                                                               ==========






See accompanying notes to the financial statements.





                          THOROUGHBRED INTERESTS, INC.
                            STATEMENTS OF OPERATIONS


                                                        For the Three Months
                                                            Ended June 30,
                                                       ----------------------
                                                          2002         2001
                                                       --------     ---------
Revenue from Horse Transactions                        $953,876      $108.309
Related Party                                          $ 25,000         - 0 -
Cost of Horses Sold                                     314,000        97,000
                                                       --------     ---------
     Gross Profit                                       664,376        11,309

Operating Expenses
     Operational costs                                  357,496       147,581
     General & administartive                            36,222        43,487
                                                       --------     ---------
Total Operating Expenses                                393,718       191,068

Net Income (loss) before other income and expense       270,658     (179,759)

Other income and (expense)
     Interest Expense                                     - 0 -       (3,000)
     Interest Expense - related party                    (5,200)      (6,475)
                                                       ---------   ----------
                                                         (5,200)      (9,475)
                                                       ---------   ----------

Net Income (loss) before provision for income taxes     265,458     (189,234)
Provision of income taxes                                 - 0 -         - 0 -
                                                       ---------   ----------

Net income (loss)                                       265,458     (189,234)
                                                       ---------   ----------

Net income (loss) per common share                     $   0.01    $ (  0.01)
                                                       ---------   ----------

Weighted average number of common shares outstanding 28,867,392    26,411,175
                                                     ----------    ----------


                                                         For the Six Months
                                                             Ended June 30,
                                                      ------------------------
                                                           2002         2001
                                                      ----------    ----------
Revenue from Horse Transactions                       $1,698,771      $175,963
Related Party                                         $   97,000         - 0 -
Cost of Horses sold                                      684,500       120,465
                                                      ----------    ----------
     Gross Profit                                      1,111,271        55,498

Operating Expenses
     Operational costs                                   551,050       247,340
     General & administrative                             77,770       132,310
                                                      ----------    ----------
           Total operating expenses                      628,820       379,650
                                                      ----------    ----------

Net Income (loss) before other income and expense        482,451     (324,152)

Other income and (expense)
     Interest Expense                                      - 0 -       (6,000)
     Interest Expense - related party                    (13,500)     (11,350)
                                                      ----------    ----------
                                                         (13,500)     (17,350)
                                                      ----------    ----------

Net income (loss) before provision for income taxes      468,951     (341,502)
Provision of income taxes                                  - 0 -         - 0 -
                                                      ----------    ----------

Net income (loss)                                       $468,951    $(341,502)
                                                      ==========    ==========
Net (loss) per common share                                $0.01       $(0.01)
                                                      ==========    ==========
Weighted average number of common shares outstanding  28,867,392    26,411,175
                                                      ==========    ==========







See accompanying notes to the financial statements.




                          THOROUGHBRED INTERESTS, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                                                 2002                      2001
                                                                             -----------                 ----------
Cash flows from operations:
    Net income (loss)                                                        $   443,951               $  (341,502)

Adjustments to reconciliate net income (loss) to net cash provided by operating activities:
    Common stock issued for interest expense                                      23,500

Changes in operating assets and liabilities:
    (Increase) Decrease in Investment in thoroughbred horses                     791.643                   120.465
    (Increase) in accounts receivable - trade                                   (253,614)                   -0-
     Increase (Decrease) in accounts payable and accrued expenses               (590,547)                  126,314
    (Decrease) in accrued compoensation - related party                          (90,000)                   -0-
     Increase in dividends payable                                                25,000                    -0-
                                                                             -----------                ----------

Net cash provided (used) from operations                                         349,933                   (94,723)
                                                                             -----------                ----------

Cash flows from financing activities:
    (Increase) in deferred registration costs                                     -0-                      (82,650)
    Increase (decrease) in stockholder loan                                     (498,389)                  178,467
Proceeds from sale of preferred stock                                            435,000                     -0-
                                                                             -----------                ----------

Net cash provided from financing activities                                      (63,389)                   95,817
                                                                             -----------                ----------
Net increase (decrease) in cash                                                  286,544                     1,094
Cash - beginning of period                                                         8,979                     3,411
                                                                             -----------                ----------

Cash - ending of period                                                      $   295,523               $     4,505
                                                                             ===========               ===========

Supplemental disclosures: Interest expense                                   $    13,500               $     4,875
                                                                             ===========               ===========


Non-cash transaction:
      The Company issued 1,000,000 shares of common stock to satisfy a $100,000
Convertible Note Payable in March 2002.

      Deferred registration costs of $50,000 adjusted against proceeds funds generated from sale of Preferred stock in April 2002.






See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND ORGANIZATION

The Company was organized under the laws of Nevada on March 25, 1999. The Company's business consists of purchasing, training and selling of thoroughbred horses. The Company emerged from its development stage in early 2000. The Company incurred a deficit of $ 134,167 in its development stage.

ORGANIZATION COSTS

The Company incurred various expenditures in the formation of its corporate and organizational structure. In accordance with SOP 98-5 these costs will be expensed as incurred.

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

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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





                                 AS OF JUNE 30,
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




                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company has issued 24,000,000 shares of common stock to its founder at a par value of $.001 for his time and effort in establishing the Company. The founder of the Company has assumed the role of CEO and Chairman of the Board of Directors at a salary and a stock option plan subject to the approval by the Board of Directors.

The financial statements reflect $18,000 of accrued compensation in accordance with the agreement to be paid upon sufficient cash flow. The employment agreement with the Company's founder commenced on January 3, 2000 for a three year period ending December 31, 2002. The base salary under this agreement with the Company`s founder is as follows: $90,000, $120,000 and $180,000 for the years 2000, 2001 and 2002, respectively. Payment under the employment agreement has been deferred from time to time until the Company has achieved sufficient cash flow to incur these expenditures.

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

The CEO has advanced funds at an interest bearing at 6% per annum, secured loan to the company pursuant to a written promissory note dated October 31, 2000. The loan is payable in full on October 31, 2003. The security consists of certain horses held in inventory. The loan is convertible into common stock ("Converted Shares" ) of the Company at $ .10 per share and warrants exercisable into one-half the number of Converted Shares at $.15 per share. Based on an approximate loan balance at June 30, 2002 of $300,000 of principal only, the amount of Converted Shares will be 3,000,000 of common stock and an additional 1,500,000 of common stock upon the exercise of stock warrants for a total of 4,500,000 issued shares. As of June 30, 2002, all accrued interest on the note balance has been added to the loan principal balance. The stock warrants expire at the end of five years from the date of conversion of Converted Shares.

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

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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

g.)The Company issued 2,000,000 shares of restricted common stock for services on February 11, 2002 which was valued at $20,000 and accrued in 2001. In April 2002 1,813,334 of the stock was returned.

h.)The Company converted a $100,000 note payable plus accrued interest of approximately $23,500 into 1,238,350 of shares of common stock. The stock returned in April 2002 due to non-performance of services.

i.)In April 2002 the Company issued 5,000 shares of preferred stock for $500,000 and 1,963,334 of common stock previously issued for various professional services was returned. Additionally, the Company issued 1,000,000 shares of restricted common stock for investment banking services.

j.)The Company accrued $25,000 of Dividends on its preferred stock as of June 30, 2002.

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

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 2002

NOTE 4 - STOCK OPTION - CONTINUED

A summary of the status of the Company's stock option plan as of June 30, 2002.




                                                       WEIGHTED AVERAGE
                                              SHARES   EXERCISE PRICE
                                            ---------  ----------------
Outstanding - January 1, 2002               3,000,000         - 0 -
Granted                                         - 0 -       $  .10
Exercised                                       - 0 -         - 0 -
Forfeited                                       - 0 -         - 0 -
                                            ---------       -------
Outstanding - June 30,  2002                3,000,000       $   .10
                                            ---------       -------
Options exercisable at June 30, 2002        3,000,000       $   .10
                                            ---------       -------





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

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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

Because of the uncertainty regarding the Company's future profitability, the future tax benefit of its losses have been fully reserved for. Therefore, no benefit for the net operating loss has been recorded in the accompanying financial statements. The net operating losses of approximately $575,000 can be carried forward for fifteen years to the year 2015 to be offset against net income. No provision for income taxes has been accrued on the current period's net operating income of $443,951 since the net operating loss carryforward per above has offset the tax liability.

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

Results of Operations

Three months ended June 30, 2002 vs. June 30, 2001

REVENUES. Our revenues for the three months ended June 30, 2002 were $978,876 compared to $108,309 for the same period in 2001. The increase in revenues is reflective of the fact that more sales of horses occurred for the period.

COST OF HORSES SOLD. Our cost of horses sold for the three months ended June 30, 2002 were $314,500 compared to $97,000 for the same period in 2001. The increase in the cost of horses sold is reflective of the fact that more sales of horses occurred for the period. GROSS PROFIT. Our gross profit for the three months ended June 30, 2002 were $664,376 compared to $11,309 for the same period in 2001. The increase in gross profit is the result of more profitable horses being sold during the period.

OPERATIONAL COSTS. Our operational costs for the three months ended June 30, 2002 were $357,496 compared to $147,581 for the same period in 2001. The increase in operational costs is the result of more sales of horses for the period.

GENERAL & ADMINISTRATIVE. Our general and administrative expenses for the three months ended June 30, 2002 were $36,222 as compared to $43,487 for the same period in 2001. The decrease in general and administrative expenses is a result of the CEO waiving his salary for the period.

INTEREST EXPENSE. Our interest expense for the three months ended June 30, 2002 was $5,200 as compared to $9,475 for the same period in 2001. The decrease was due to the fact the Dyer Note was converted to stock.

NET INCOME (LOSS). Our net income for the three months ended June 30, 2002 was $265,658 compared to a net loss of ($189,234) for the same period in 2001. The increase is principally a result of more horses being sold and being sold profitably in the current period.

Six months ended June 30, 2002 vs. June 30, 2001

REVENUES. Our revenues for the six months ended June 30, 2002 were $1,795,771 compared to $175,963 for the same period in 2001. The increase in revenues is reflective of the fact that more sales of horses occurred in the same period 2002.

COST OF HORSES SOLD. Our cost of horses sold for the six months ended June 30, 2002 were $684,500 compared to $120,465 for the same period in 2001. The increase in the cost of horses sold is reflective of the fact that more sales of horses occurred for the period.

GROSS PROFIT. Our gross profit for the six months ended June 30, 2002 were $1,111,271 compared to $55,498 for the same period in 2001. The increase in gross profit is the result of more profitable horses being sold during the period.

OPERATIONAL COSTS. Our operational costs for the six months ended June 30, 2002 were $551,050 compared to $247,340 for the same period in 2001. The increase in operational costs is a result of selling more horses in the period.

GENERAL & ADMINISTRATIVE. Our general & administrative expenses for the six months ended June 30, 2002 were $77,770 compared to $132,310 for the same period in 2001. The decrease in general & administrative expenses is the result of the CEO waiving his salary for the period.

INTEREST EXPENSE. Our interest expense for the six months ended June 30, 2002 was $13,350 compared to $17,350 for the same period in 2001. The decrease in the interest expense is the result of the Dyer Note being converted during the period.

NET INCOME (LOSS). Our net income for the six months ended was $468,951 compared to a net loss of ($341,502) for the same period in 2001. The turnaround in profitability is the result of emerging from a startup stage to a more developed Company and the as a result of selling more horses profitably.

Financial Condition

At June 30, 2002, the Company had current assets of $941,837 as compared to $716,536 at June 30, 2001, total assets of $1,052,690 at June 30, 2002 as compared to $838,535 at June 30, 2001 and stockholders' equity (deficit) at June 30, 2002 of $422,669 as compared to $(750,538) at June 30, 2001. The increase in current assets was primarily the result of profitable additions to the Company's investment in thoroughbred horses and an increase in cash on hand from the preferred stock offering completed in during the period. The increase in stockholders equity (deficit) was primarily the result of profitability and the completion of the preferred stock offering during the period.

Liquidity and Capital Resources

We had a net increase of $286,544 of cash at June 30, 2002 from the beginning of the year. We have received an extension of maturity dates for our note obligations of $375,000 to January 1, 2003. In April of 2002 the Company raised $500,000 in redeemable preferred stock due on or before September 22, 2002. The Company has the option of extending the preferred stock until December 22, 2002 for a fee of $25,000 payable in cash or stock. We have sufficient liquidity to meet our current obligations and our business operations and will liquidate our holdings of thoroughbred horses if necessary. The accrued compensation to our CEO and President has been deferred until sufficient cash flow is available for payment.

We have ample credit to maintain our investment in thoroughbred horses for the upcoming season.

We estimate that we require a minimum of approximately $500,000 and a maximum of approximately $1,500,000 to operate for the next 12 months. In either case, we expect that we may be required to raise additional capital within the next 12 months in order to fund our business. We believe that a minimum of $750,000 is required if the Augustine Fund promissory note and the recently issued preferred stock is not converted into common shares of the Company This estimate of required funds includes the $375,000 due payable to the Augustine Fund on January 1, 2003, the $500,000 due on or before September 20, 2002 (or December 20, 2002 if extended at the option of the Company) on the recently issued preferred stock minus available cash and/or accounts receivable.

Although there can be no assurance, we expect the Augustine Fund will convert their notes payable into our Common Stock pursuant to their Amended Promissory Notes. We may raise additional capital to redeem the newly issued preferred stock if it is not converted.

Additionally, as of August 14, 2002, we held full title to 5 thoroughbreds and ownership interests, ranging from 45% to 90%, in 7 thoroughbreds. We expect to generate approximately $250,000 to $450,000 in gross profits from the sales of these horses within the next 6-9 months. This projection is based upon our actual and historical performance year to date. Specifically, we have sold 13 full title horses and ownership interests, ranging 10% to 60%, in 7 horses year to date and generated gross profits of approximately $550,000 from these efforts. After giving effect to all our operating, general and administrative expenses, interest and taxes, we expect to continue posting profits in the next 12 months. We nevertheless may seek additional funds and to raise additional capital from public or private equity or debt sources in order to pay off promissory notes, redeem preferred stock, support further expansion by acquiring additional inventory, meet competitive pressures, or respond to unanticipated requirements.

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

Item 2. Change in Securities and Use of Proceeds

In April 2002 the Company raised $500,000 in redeemable preferred stock due on or before September 22, 2002. The Company has the option of extending the preferred stock until December 22, 2002 for a fee of $25,000 payable in cash or stock. Also, in April 2002 the Company was returned and retired 1,963,334 shares of common stock that had been issued previously for professional services. Additionally, the Company issued 1,000,000 shares of restricted stock to Hornblower and Weeks for Investment Banking Services. Also, in the quarter ending June 30, 2002 the Company reduced its loan payable to its CEO by approximately $400,000. The CEO was owed $137,122 as of June 30, 2002 which is convertible at the CEO's option into common stock at .10 cents a share as previously disclosed under Note 2 of the Financial Statements.


Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

None

                            Certification Pursuant to
                             18 U.S.C. Section 1350
                               Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report of Thoroughbred Interests, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James D. Tilton, Chief Executive Officer of the Company, certify, pursuant to
Section 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company


By:  /s/ James D. Tilton
-------------------------------------------
James D. Tilton
Chief Executive Officer
August 14, 2002


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





Date: August 15, 2002