Form 10QSB
period 2002-09-30
THOROUGHBRED INTERESTS INC
filed 2002-11-20
CIK 1092448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of September 30, 2002 - 28,936,016 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          THOROUGHBRED INTERESTS, INC.

                                      INDEX

                                                                            Page
                                                                          Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements
           Balance Sheet as of September 30, 2002 ........................... 1

           Statements of Operations
                  For the three and nine months ended
                  September 30, 2002 and 2001 ............................... 2

           Statements of Cash Flows
                  For the nine months ended September 30, 2002 and 2001 ....  3

           Notes to Financial Statements .................................  4-9

Item 2.    Management's Discussion and Analysis or Plan of Operation .....10-12

Item 3.    Controls and Procedures...........................................12

Part II.   OTHER INFORMATION                                                 13

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

Exhibit 99.1 - Certification................................................ 14

SIGNATURES ................................................................. 14

                          PART I. FINANCIAL INFORMATION

I. Financial Statements



                          THOROUGHBRED INTERESTS, INC.
                                  BALANCE SHEET
                               September 30, 2002


                                ASSETS

Current Assets
    Cash                                                      $121,421
    Accounts receivable - trade                                 28,750
    Investment in thoroughbred horses                          468,815
    Insurance claim receivable                                 105,000
    Accounts receivable - related party                         65,733
                                                              --------
                                                               789,719
Other assets
    Deferred registration costs                                110,853


         Total assets                                          900,572


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Note payable                                              $300,000
    Accounts payable and accrued expenses                      294,355
    Dividends payable                                           55,000
                                                              --------
         Total current liabilities                             649,355

Other liabilities
    Loan payable - related party                                     0

         Total liabilities                                     649,355
                                                              ========

 Stockholders equity
    Preferred stock, par value $ .001, 10,000,000
       shares authorized; 5,000 shares issued and
       outstanding                                                   5
    Common stock, par value  $.001,
       100,000,000 shares authorized;
       28,936,016 shares issued and outstanding                 29,899
    Additional Paid in Capital                                 523,046
    Accumulated deficit                                       (301,733)
                                                              ---------
                                                               251,217



         Total liabilities & stockholders equity              $900,572
                                                              ========




See accompanying notes to the financial statements.





                          THOROUGHBRED INTERESTS, INC.
                            STATEMENTS OF OPERATIONS


                                                        For the Three Months
                                                         Ended September 30
                                                       ----------------------
                                                          2002         2001
                                                       --------     ---------
Revenue from Horse Transactions                        $170,400      $304,371
Related Party                                                 0             0
                                                       --------     ---------
Cost of Horses Sold                                     170,400       164,200

     Gross Profit                                        88,200       140,171
                                                       ---------
                                                         82,200
Operating Expenses
     Operational costs                                  186,819        82,440
     General & administartive                            21,833        18,922
     Other compensation related party                    45,000
                                                       --------      --------
                                                        253,652       101,362
Total Operating Expenses

Net Income (loss) before other income and expense      (171,452)       30,809

Other income and (expense)
     Interest Expense                                        (0)       (3,000)
     Interest Expense - related party                        (0)       (7,500)
                                                        -------       -------
                                                              0       (10,500)




Net Income (loss) before provision for income taxes    (171,452)       28,309
Provision of income taxes                                     0             0


Net income (loss)                                      (171,452)       28,309
                                                       --------       -------

Net income (loss) per common share                        (0.00)        $0.00


Weighted average number of common shares outstanding 28,936,016    26,411,000
                                                     ----------    ----------


                                                         For the Nine Months
                                                          Ended September 30,
                                                      ------------------------
                                                           2002         2001
                                                      ----------    ----------
Revenue from Horse Transactions                        1,869,171     $480,334
Related Party                                             97,000            0
Cost of Horses sold                                      772,700      284,665
                                                       ---------   ----------
    Gross Profit                                       1,193,471      195,669



Operating Expenses
     Operational costs                                   737,869      329,780
     General & administrative                             99,603      151,232
     Other compensation related party                     45,000            -
                                                       ---------   ----------
           Total operating expenses                      882,472      481,012


Net Income (loss) before other income and expense        310,999     (285,343)

Other income and (expense)
     Interest Expense                                          0       (9,000)
     Interest Expense - related party                    (13,500)     (18,850)
                                                        --------      -------
                                                         (13,500)     (27,850)
                                                        --------      -------

Net income (loss) before provision for income taxes     $297,499     (313,193)
Provision of income taxes                                      0            0
                                                        --------     --------

Net income (loss)                                       $297,499    $(313,193)
                                                        ========     =========
Net (loss) per common share                             $    0.1       $(0.01)
                                                      ==========    ==========
Weighted average number of common shares outstanding  28,936,016    26,411,175
                                                      ==========    ==========





See accompanying notes to the financial statements.




                          THOROUGHBRED INTERESTS, INC.
                             STATEMENT OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                                                                 2002                      2001
                                                                             -----------                 ----------
Cash flows from operations:
    Net income (loss)                                                         $247,999                  $  (313,193)

Adjustments to reconciliate net income (loss) to net
 cash provided by operating activities:
    Common stock issued for interest expense                                    23,500

Changes in operating assets and liabilities:
    (Increase) Decrease in Investment in thoroughbred horses                   715,528                     (68,835)
    (Increase) in accounts receivable - trade                                  (28,750)                   (205,000)
     Increase (Decrease) in accounts payable and accrued expenses             (464,091)                   (508,637)
    (Decrease) in accrued compoensation - related party                        (90,000)                          0
     Increase in dividends payable                                              55,000                           0
     (Increase in insurance claim receivable                                   105,500
                                                                              --------
Net cash provided (used) from operations                                       403,686                      78,391




Cash flows from financing activities:
    (Increase/decrease) in deferred registration costs
    in stockholder loan                                                         50,000                     (122,232)
Proceeds from sale of preferred stock                                         (701,244)                    (207,136)

Decrease in deferred registration costs                                        435,000                            0

Net cash provided from financing activities                                   (216,244)                       84,904
                                                                               -------


Net increase (decrease) in cash                                                112,442                         6,513
Cash - beginning of period                                                       8,979                         3,411


Cash - ending of period                                                       $121,421                         9,924


Supplemental disclosures: Interest expense                                                                   $10,500



Non-cash transaction:
      The Company issued 1,000,000 shares of common stock to satisfy a $100,000
Convertible Note Payable in March 2002.

      Deferred registration costs of $50,000 adjusted against proceeds funds generated from sale of Preferred stock in April 2002.






See accompanying notes to the financial statements.

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2002

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

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2002

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





                                 AS OF SEPTEMBER 30,
                                 -------------------

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




                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

The CEO has advanced funds to the Company on an informal basis as needed. These funds advanced are unsecured, interest bearing at 6% per annum payable in three year from date of the advance and not subject to the conversion features of the other funds previously loaned to the Company.

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 4 - STOCK OPTION - CONTINUED

A summary of the status of the Company's stock option plan as of September 30, 2002.




                                                       WEIGHTED AVERAGE
                                              SHARES   EXERCISE PRICE
                                            ---------  ----------------
Outstanding - January 1, 2002               3,000,000         - 0 -
Granted                                         - 0 -       $  .10
Exercised                                       - 0 -         - 0 -
Forfeited                                       - 0 -         - 0 -
                                            ---------       -------
Outstanding - September 30, 2002            3,000,000       $   .10
                                            ---------       -------
Options exercisable at September 30, 2002   3,000,000       $   .10
                                            ---------       -------





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

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

Results of Operations

Three months ended September 30, 2002 vs. September 30, 2001

REVENUES. Our revenues for the three months ended September 30, 2002 were $179,400 compared to $304,371 for the same period in 2001. The decrease in revenues is reflective of the fact that less sales of horses occurred for the period.

COST OF HORSES SOLD. Our cost of horses sold for the three months ended September 30, 2002 were $ 88,200 compared to $164,200 for the same period in 2001. The decrease in the cost of horses sold is reflective of the fact that less sales of horses occurred for the period. GROSS PROFIT. Our gross profit for the three months ended September 30, 2002 were $ 82,200 compared to $140,171 for the same period in 2001. The decrease in gross profit is the result of less profitable horses being sold during the period.

OPERATIONAL COSTS. Our operational costs for the three months ended September 30, 2002 were $186,819 compared to $82,440 for the same period in 2001.

GENERAL & ADMINISTRATIVE. Our general and administrative expenses for the three months ended September 30, 2002 were $21,833 as compared to $18,922 for the same period in 2001.

INTEREST EXPENSE. Our interest expense for the three months ended September 30, 2002 was $ 0 as compared to $10,500 for the same period in 2001. The decrease was due to the fact the Dyer Note was converted to stock.

NET INCOME (LOSS). Our net loss for the three months ended September 30, 2002 was ($171,452) compared to a net income of $28,309 for the same period in 2001. The decrease is principally a result of less horses being sold and being sold profitably in the current period.

Nine months ended September 30, 2002 vs. September 30, 2001

REVENUES. Our revenues for the nine months ended September 30, 2002 were $1,966,171 compared to $480,334 for the same period in 2001. The increase in revenues is reflective of the fact that more sales of horses occurred in the same period 2002.

COST OF HORSES SOLD. Our cost of horses sold for the nine months ended September 30, 2002 were $772,700 compared to $284,665 for the same period in 2001. The increase in the cost of horses sold is reflective of the fact that more sales of horses occurred for the period.

GROSS PROFIT. Our gross profit for the nine months ended September 30, 2002 were $1,193,411 compared to $140,171 for the same period in 2001. The increase in gross profit is the result of more profitable horses being sold during the period.

OPERATIONAL COSTS. Our operational costs for the nine months ended September 30, 2002 were $737,869 compared to $359,780 for the same period in 2001. The increase in operational costs is a result of selling more horses in the period.

GENERAL & ADMINISTRATIVE. Our general & administrative expenses for the nine months ended September 30, 2002 were $99,603 compared to $329,780 for the same period in 2001. The decrease in general & administrative expenses is the result of the CEO waiving his salary for the first and second quarter.

INTEREST EXPENSE.  Our interest expense for the nine months ended September
30, 2002 was $13,500 compared to $27,850 for the same period in 2001. The decrease in the interest expense is the result of the Dyer Note being converted during the period.

NET INCOME (LOSS). Our net income for the nine months ended was $297,499 compared to a net loss of ($313,193) for the same period in 2001. The turnaround in profitability is the result of emerging from a startup stage to a more developed Company and the as a result of selling more horses profitably.

Financial Condition

At September 30, 2002, the Company had current assets of $ 789,719 as compared to $1,116,255 at September 30, 2001, total assets of $900,572 at September 30, 2002 as compared to $1,277,835 at September 30, 2001 and stockholders' equity (deficit) at June 30, 2002 of $251,217 as compared to $(722,229) at September 30, 2001. The decrease in current assets was primarily the result of more horses sold during the period. The increase in stockholders equity (deficit) was primarily the result of profitability and the completion of the preferred stock offering during the period.

Liquidity and Capital Resources

We had a net increase of $112,442 of cash at September 30, 2002 from the beginning of the year. We have received an extension of maturity dates for our note obligations of $375,000 to January 1, 2003. In April of 2002 the Company raised $500,000 in redeemable preferred stock due on or before September 22, 2002. The Company had the option of extending the preferred stock until December 22, 2002 for a fee of $25,000 payable in cash or stock and exercised its option. We have sufficient liquidity to meet our current obligations and our business operations and will liquidate our holdings of thoroughbred horses if necessary. The accrued compensation to our CEO and President has been deferred until sufficient cash flow is available for payment.

We have ample credit to maintain our investment in thoroughbred horses for the upcoming season.

We estimate that we require a minimum of approximately $500,000 and a maximum of approximately $1,500,000 to operate for the next 12 months. In either case, we expect that we may be required to raise additional capital within the next 12 months in order to fund our business. We believe that a minimum of $750,000 is required if the Augustine Fund promissory note and the recently issued preferred stock is not converted into common shares of the Company This estimate of required funds includes the $375,000 due payable to the Augustine Fund on January 1, 2003, the $500,000 due on of before December 22, 2002 the recently issued preferred stock minus available cash and/or accounts receivable.

Although there can be no assurance, we expect the Augustine Fund will convert their notes payable into our Common Stock pursuant to their Amended Promissory Notes. We may raise additional capital to redeem the newly issued preferred stock if it is not converted.

Additionally, as of November 18, 2002, we held full title to 5 thoroughbreds and ownership interests, ranging from 45% to 90%, in 7 thoroughbreds. We expect to generate approximately $250,000 to $450,000 in gross profits from the sales of these horses within the next 6-9 months. This projection is based upon our actual and historical performance year to date. Specifically, we have sold 16 full title horses and ownership interests, ranging 10% to 60%, in 7 horses year to date and generated gross profits of approximately $600,000 from these efforts. After giving effect to all our operating, general and administrative expenses, interest and taxes, we expect to continue posting profits in the next 12 months. We nevertheless may seek additional funds and to raise additional capital from public or private equity or debt sources in order to pay off promissory notes, redeem preferred stock, support further expansion by acquiring additional inventory, meet competitive pressures, or respond to unanticipated requirements.

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

PART I

ITEM 3 CONTROLS AND PROCEDURES

        As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

        Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 3. Controls and Procedures

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not aware of any legal proceedings pending, threatened or contemplated, against any of its officers and directors, respectively, in their capacities.

Item 2. Change in Securities and Use of Proceeds

In April 2002 the Company raised $500,000 in redeemable preferred stock due on or before September 22, 2002. The Company has the option of extending the preferred stock until December 22, 2002 for a fee of $25,000 payable in cash or stock. Also, in April 2002 the Company was returned and retired 1,963,334 shares of common stock that had been issued previously for professional services. Additionally, the Company issued 1,000,000 shares of restricted stock for Investment Banking Services.

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

None.

(b) Reports on Form 8-K

None

                            Certification Pursuant to
                             18 U.S.C. Section 1350
                               Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report of Thoroughbred Interests, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James D. Tilton, Chief Executive Officer of the Company, certify, pursuant to
Section 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company


By:  /s/ James D. Tilton
- -------------------------------------------
James D. Tilton
Chief Executive Officer
November 20, 2002

                                                                  Exhibit 99.1

                                 CERTIFICATION

I, James D. Tilton, CEO and CFO of Thoroughbred Interests Inc., certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Thoroughbred Interests, Inc. (the "Registrant");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 20, 2002

/s/ James D. Tilton
------------------------
CEO and CFO
(Principal Executive and Financial Officer)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Thoroughbred Interests, Inc.





By:  /s/ James D. Tilton, Jr.
- -------------------------------------------
James D. Tilton, Jr.
Chief Executive Officer
(Chief Executive and Principal Accounting Officer)





Date: November 20, 2002