Form 10QSB/A
period 2002-09-30
THOROUGHBRED INTERESTS INC
filed 2002-12-12
CIK 1092448

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

SIGNATURES ................................................................. 14

                          PART I. FINANCIAL INFORMATION

I. Financial Statements



                          THOROUGHBRED INTERESTS, INC.
                                  BALANCE SHEET
                               September 30, 2002


                                ASSETS

Current Assets
    Cash                                                      $121,421
    Accounts receivable - trade                                 28,750
    Investment in thoroughbred horses                          468,815
    Insurance claim receivable                                 105,000
    Accounts receivable - related party                         65,733
                                                              --------
                                                               789,719
Other assets
    Deferred registration costs                                110,853
                                                              --------

         Total assets                                          900,572
                                                              ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Note payable                                              $300,000
    Accounts payable and accrued expenses                      294,355
    Dividends payable                                           55,000
                                                              --------
         Total current liabilities                             649,355

Other liabilities
    Loan payable - related party                                     0

         Total liabilities                                     649,355
                                                              --------

 Stockholders equity
    Preferred stock, par value $ .001, 10,000,000
       shares authorized; 5,000 shares issued and
       outstanding                                                   5
    Common stock, par value  $.001,
       100,000,000 shares authorized;
       28,936,016 shares issued and outstanding                 28,936
    Additional Paid in Capital                                 524,009
    Accumulated deficit                                       (301,733)
                                                              ---------
                                                               251,217



         Total liabilities & stockholders equity              $900,572
                                                              ========




See accompanying notes to the financial statements.





                          THOROUGHBRED INTERESTS, INC.
                            STATEMENTS OF OPERATIONS


                                                        For the Three Months
                                                         Ended September 30
                                                       ----------------------
                                                          2002         2001
                                                       --------     ---------
Revenue from Horse Transactions                        $170,400      $304,371
Related Party                                                 0             0

Cost of Horses Sold                                     170,400       164,200
                                                       --------     ---------

     Gross Profit                                        88,200       140,171
                                                       --------     ---------
Operating Expenses
     Operational costs                                  156,819        82,440
     General & administrative                            21,833        18,922
     Other compensation related party                    45,000
                                                       --------      --------
                                                        223,652       101,362
Total Operating Expenses

Net Income (loss) before other income and expense      (141,452)       30,809

Other income and (expense)
     Interest Expense                                        (0)       (3,000)
     Interest Expense - related party                        (0)       (7,500)
                                                        -------       -------
                                                              0       (10,500)




Net Income (loss) before provision for income taxes    (141,452)       28,309

Provision of income taxes                                     0             0

Net income (loss)                                      (141,452)       28,309
                                                       ========      ========

Net income (loss) per common share                        (0.00)        $0.00
                                                       ========      ========


Weighted average number of common shares outstanding 28,433,244    26,411,000
                                                     ----------    ----------


                                                         For the Nine Months
                                                          Ended September 30,
                                                      ------------------------
                                                           2002         2001
                                                      ----------    ----------
Revenue from Horse Transactions                        1,869,171     $480,334

Related Party                                             97,000            0
                                                       ---------   ----------
Revenue from horse transactions                        1,966,171      480,334

Cost of Horses sold                                      772,700      284,665
                                                       ---------   ----------
    Gross Profit                                       1,193,471      195,669



Operating Expenses
     Operational costs                                   707,869      329,780
     General & administrative                             99,603      151,232
     Other compensation related party                     45,000            -
                                                       ---------   ----------
           Total operating expenses                      852,472      481,012


Net Income (loss) before other income and expense        340,999     (285,343)

Other income and (expense)
     Interest Expense                                          0       (9,000)
     Interest Expense - related party                    (13,500)     (18,850)
                                                        --------      -------
                                                         (13,500)     (27,850)
                                                        --------      -------

Net income (loss) before provision for income taxes     $327,499     (313,193)
Provision of income taxes                                      0            0
                                                        --------     --------

Net income (loss)                                       $327,499    $(313,193)
                                                        ========     =========
Net (loss) per common share                             $   0.01       $(0.01)
                                                      ==========    ==========
Weighted average number of common shares outstanding  28,433,244    26,411,175
                                                      ==========    ==========





See accompanying notes to the financial statements.




                          THOROUGHBRED INTERESTS, INC.
                             STATEMENT OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                                                                 2002                      2001
                                                                             -----------                 ----------
Cash flows from operations:
    Net income (loss)                                                         $327,499                  $  (313,193)

Adjustments to reconciliate net income (loss) to net
 cash provided by operating activities:
    Common stock issued for interest expense                                    23,500                         - 0 -

Changes in operating assets and liabilities:
    (Increase) Decrease in Investment in thoroughbred horses                   715,528                     (68,835)
    (Increase) in accounts receivable - trade                                  (28,750)                   (205,000)
     Increase (Decrease) in accounts payable and accrued expenses             (464,091)                   (508,637)
    (Decrease) in accrued compensation - related party                         (90,000)                          0
     (Increase) in insurance claim receivable                                 (105,000)
                                                                              --------
Net cash provided (used) from operations                                       378,686                      78,391




Cash flows from financing activities:
    Increase (decrease) stockholder loan                                                                   (122,232)
Proceeds from sale of preferred stock                                         (701,244)                    (207,136)

Preferred stock                                                                435,000                            0
                                                                              --------

Net cash provided from financing activities                                   (266,244)                       84,904
                                                                               -------


Net increase (decrease) in cash                                                112,442                         6,513
Cash - beginning of period                                                       8,979                         3,411
                                                                               -------

Cash - ending of period                                                       $121,421                         9,924
                                                                               =======

Supplemental disclosures: Interest expense                                                                   $10,500



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

g.)The Company issued 2,000,000 shares of restricted common stock for services on February 11, 2002 which was valued at $20,000 and accrued in 2001. In April 2002 1,813,334 of the stock was returned due to non-performance of services.

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

j.)The Company accrued $55,000 of Dividends on its preferred stock as of June 30, 2002.

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