Form 10QSB/A
period 2002-09-30
THOROUGHBRED INTERESTS INC
filed 2002-12-17
CIK 1092448

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





                          THOROUGHBRED INTERESTS, INC.
                            STATEMENTS OF OPERATIONS


                                                        For the Three Months
                                                         Ended September 30
                                                       ----------------------
                                                          2002         2001
                                                       --------     ---------
Revenue from Horse Transactions                        $170,400      $304,371
Related Party                                                 0             0
                                                       --------     ---------
Cost of Horses Sold                                      88,200       164,200
                                                       --------     ---------

     Gross Profit                                        82,200       140,171
                                                       --------     ---------
Operating Expenses
     Operational costs                                  156,819        82,440
     General & administrative                            21,833        18,922
     Other compensation related party                    45,000
                                                       --------      --------
                                                        223,652       101,362
Total Operating Expenses                               --------      --------

Net Income (loss) before other income and expense      (141,452)       30,809

Other income and (expense)
     Interest Expense                                        (0)       (3,000)
     Interest Expense - related party                        (0)       (7,500)
                                                        -------       -------
                                                              0       (10,500)




Net Income (loss) before provision for income taxes    (141,452)       28,309

Provision of income taxes                                     0             0
                                                        -------       -------

Net income (loss)                                      (141,452)       28,309
                                                       ========      ========

Net income (loss) per common share                       $(0.00)        $0.00
                                                       ========      ========


Weighted average number of common shares outstanding 28,433,244    26,411,000
                                                     ----------    ----------


                                                         For the Nine Months
                                                          Ended September 30,
                                                      ------------------------
                                                           2002         2001
                                                      ----------    ----------
Revenue from Horse Transactions                        1,869,171     $480,334

Revenue from Horse Transactions Related Party             97,000            0

Total Revenue from Horse Transactions                  1,966,171      480,334
                                                       ---------   ----------

Cost of Horses sold                                      772,700      284,665
                                                       ---------   ----------
    Gross Profit                                       1,193,471      195,669



Operating Expenses
     Operational costs                                   707,869      329,780
     General & administrative                             99,603      151,232
     Other compensation related party                     45,000            -
                                                       ---------   ----------
           Total operating expenses                      852,472      481,012


Net Income (loss) before other income and expense        340,999     (285,343)

Other income and (expense)
     Interest Expense                                          0       (9,000)
     Interest Expense - related party                    (13,500)     (18,850)
                                                        --------      -------
                                                         (13,500)     (27,850)
                                                        --------      -------

Net income (loss) before provision for income taxes     $327,499     (313,193)
Provision of income taxes                                      0            0
                                                        --------     --------

Net income (loss)                                       $327,499    $(313,193)
                                                        ========     =========
Net (loss) per common share                             $   0.01       $(0.01)
                                                      ==========    ==========
Weighted average number of common shares outstanding  28,433,244    26,411,175
                                                      ==========    ==========





See accompanying notes to the financial statements.




                          THOROUGHBRED INTERESTS, INC.
                             STATEMENT OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                                                                 2002                      2001
                                                                             -----------                 ----------
Cash flows from operations:
    Net income (loss)                                                         $327,499                  $  (313,193)

Adjustments to reconciliate net income (loss) to net
 cash provided by operating activities:
    Common stock issued for interest expense                                    23,500                         - 0 -

Changes in operating assets and liabilities:
    (Increase) Decrease in Investment in thoroughbred horses                   715,528                     (68,835)
    (Increase) in accounts receivable - trade                                  (28,750)                   (205,000)
     Increase (Decrease) in accounts payable and accrued expenses             (464,091)                    508,637
    (Decrease) in accrued compensation - related party                         (90,000)                        - 0 -
     (Increase) in insurance claim receivable                                 (105,000)                        - 0 -
                                                                              --------                   ----------
Net cash provided (used) from operations                                       378,686                     (78,391)
                                                                              --------                   ----------



Cash flows from financing activities:

  Income in deferred registration costs                                            - 0 -                  (122,232)
  Increase (decrease) stockholder loan                                        (701,244)                    207,136
  Proceeds from sale of preferred stock                                        435,000                           0
                                                                              --------                   ----------

Net cash provided from financing activities                                   (266,244)                      84,904
                                                                               -------                   ----------


Net increase (decrease) in cash                                                112,442                        6,513
Cash - beginning of period                                                       8,979                        3,411
                                                                               -------                   ----------

Cash - ending of period                                                       $121,421                      $ 9,924
                                                                               =======                   ==========

Supplemental disclosures: Interest expense                                                                  $10,500



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

j.)The Company accrued $55,000 of Dividends on its preferred stock as of September 30, 2002.

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

                          THOROUGHBRED INTERESTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 4 - STOCK OPTION - CONTINUED

A summary of the status of the Company's stock option plan as of September 30, 2002.




                                                       WEIGHTED AVERAGE
                                              SHARES   EXERCISE PRICE
                                            ---------  ----------------
Outstanding - January 1, 2002               3,000,000       $  -.10 -
Granted                                         - 0 -         - 0 -
Exercised                                       - 0 -         - 0 -
Forfeited                                       - 0 -         - 0 -
                                            ---------       -------
Outstanding - September 30, 2002            3,000,000       $   .10
                                            ---------       -------
Options exercisable at September 30, 2002   3,000,000       $   .10
                                            ---------       -------





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

Because of the uncertainty regarding the Company's future profitability, the future tax benefit of its losses have been fully reserved for. Therefore, no benefit for the net operating loss has been recorded in the accompanying financial statements. The net operating losses of approximately $575,000 can be carried forward for fifteen years to the year 2015 to be offset against net income. No provision for income taxes has been accrued on the current period's net operating income of $327,499 since the net operating loss carryforward per above has offset the tax liability.

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

Results of Operations

Three months ended September 30, 2002 vs. September 30, 2001

REVENUES. Our revenues for the three months ended September 30, 2002 were $170,400 compared to $304,371 for the same period in 2001. The decrease in revenues is reflective of the fact that less sales of horses occurred for the period.

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

OPERATIONAL COSTS. Our operational costs for the three months ended September 30, 2002 were $156,819 compared to $82,440 for the same period in 2001.

GENERAL & ADMINISTRATIVE. Our general and administrative expenses for the three months ended September 30, 2002 were $21,833 as compared to $18,922 for the same period in 2001.

INTEREST EXPENSE. Our interest expense for the three months ended September 30, 2002 was $ 0 as compared to $10,500 for the same period in 2001. The decrease was due to the fact the Dyer Note was converted to stock.

NET INCOME (LOSS). Our net loss for the three months ended September 30, 2002 was ($141,452) compared to a net income of $28,309 for the same period in 2001. The decrease is principally a result of less horses being sold and being sold profitably in the current period.

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

GROSS PROFIT. Our gross profit for the nine months ended September 30, 2002 were $1,193,471 compared to $195,669 for the same period in 2001. The increase in gross profit is the result of more profitable horses being sold during the period.

OPERATIONAL COSTS. Our operational costs for the nine months ended September 30, 2002 were $707,869 compared to $359,780 for the same period in 2001. The increase in operational costs is a result of selling more horses in the period.

GENERAL & ADMINISTRATIVE. Our general & administrative expenses for the nine months ended September 30, 2002 were $99,603 compared to $151,232 for the same period in 2001. The decrease in general & administrative expenses is the result of the CEO waiving his salary for the first and second quarter.

INTEREST EXPENSE.  Our interest expense for the nine months ended September
30, 2002 was $13,500 compared to $27,850 for the same period in 2001. The decrease in the interest expense is the result of the Dyer Note being converted during the period.

NET INCOME (LOSS). Our net income for the nine months ended was $327,495 compared to a net loss of ($313,193) for the same period in 2001. The turnaround in profitability is the result of emerging from a startup stage to a more developed Company and the as a result of selling more horses profitably.

Financial Condition

At September 30, 2002, the Company had current assets of $ 789,719 as compared to $1,116,255 at September 30, 2001, total assets of $900,572 at September 30, 2002 as compared to $1,116,255 at September 30, 2001 and stockholders' equity (deficit) at June 30, 2002 of $251,217 as compared to $(690,279) at September 30, 2001. The decrease in current assets was primarily the result of more horses sold during the period. The increase in stockholders equity (deficit) was primarily the result of profitability and the completion of the preferred stock offering during the period.

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