Form 10KSB
period 2002-12-31
THOROUGHBRED INTERESTS INC
filed 2003-04-22
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

Commission File Number: 000-30949

THOROUGHBRED INTERESTS, INC.
127 SOUTH 6th STREET
LOUISVILLE, KY 40202
(502)584-4434

Incorporated in Nevada	I.R.S. Employer Identification No. 61-1342734

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, par value $0.001 per share

   Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☒           No    ☐

   Check of there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained , to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

   Registrant's revenues for its most recent fiscal year (ended December 31, 2002): $1,972,307

   Aggregate market value of voting stock held by non-affiliates: N/A

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock:

   29,292,813 common shares were outstanding as of December 31, 2002.

THOROUGHBRED INTEREST, INC.
FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

          We were organized as a business corporation under the laws of the State of Nevada on March 25, 1999. We were formed to engage in “pinhooking” and racing of thoroughbred horses. Pinhooking involves the purchase of a yearling, that is, a horse which is between one and two years old, with a view towards training and then reselling that horse as a two-year old. Those horses that we are unable to pinhook at an acceptable profit we plan to enter in races because we expect that if a horse is successful at racing, its value will increase. Pinhooking also involves the purchase of a weanling, that is, a horse which is less than one year old and reselling as a yearling. As of March 31, 2003 we held full title to 4 thoroughbreds and ownership interests, ranging from 5% to 90%, in two thoroughbreds. We purchase most of our thoroughbreds from non-affiliated breeders of thoroughbred yearlings through non-affiliated industry auction houses, such as Fasig-Tipton, Keeneland and Ocala Breeders Sales Company.

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

TRANSACTIONS IN THOROUGHBRED HORSES DURING THE LAST 15 MONTHS

          The following is a detailed chronology of the steps we have taken in furtherance of our business plan since January 2002.

(a) January 2002:	The Company sold privately a Siphon Colt for $200,000 before expenses. The Colt was originally purchased for $40,000 in September 2001. We also sold LawnMower privately, a Green Dancer Colt, for $105,000 before expenses. LawnMower was originally acquired in September 2000 for $48,000 and earned the Company nearly
$25,000 before being sold.

(b) February 2002:	The Company sold privately a Forest Wildcat Colt for $107,500 before expenses which was originally purchased at the Keeneland September 2001 Yearling sale for
$70,000. We also sold an Indian Charlie Colt at the Fasig Tipton Calder
Two-Year-Olds in Training Sale for $175,000 before expenses. The horse was also originally purchased at the Keeneland September 2001 Yearling Sale for $40,000.

(c) March 2002:	The Company sold a Storm Boot Colt for $45,000 before expenses at the Ocala
Breeders Ocala Breeders Sales March Two-Year-Olds in Training Sale. The Colt was
originally purchased in September 2001 at Keeneland Yearling Sale for $7,500.

(d) April 2002:	The Company sold a 50% interest in a Tinners Way Colt at the Keeneland April 2002
Two-Year Olds in Training for $100,000. The interest in the Colt was originally purchased at the Fasig Tipton October 2001 Sale for $10,000. The Company at the
same sale gets $225,000 for American Boundary, a Boundary Colt who was originally purchased at the Keeneland September 2001 yearling Sale for $75,000. The Company also sells a Deputy Commander Filly for $290,000 which was also purchased at the
Keeneland September 2001 Sale for $50,000. These figures are before associated expenses.

(e) May 2002:	The Company sold at the Fasig Tipton Maryland Two-Year Olds in Training Sale an
End Sweep Filly for $145,000. The horse was originally purchased at the Fasig
Tipton October 2001 Midatlantic sale for $30,000. These figures are before associated expenses.

(f) June -	The Company sold five horses at various prices suffering a loss on the group
September 2002	before associated expenses. The estimated loss before expenses was approximately
$40,000.

(g) December 2002	Bootleg and Susy was claimed for a loss. The approximate loss before expenses was
$30,000.

(h) January 2003	45% of Stravinsky/Slide By was sold for a loss of approximately $7500 before associated expenses.

(i) February 2003	90% of Two Punch/Why Walk sold for a profit of approximately $7,500 before associated expenses.

(j) March 2003:	Hennessy/Skyward Melody was sold for a loss of approximately $7,500 before associated expenses. 90% of Maria's Mon/I Love Green sold for a profit of $10,000 before associated expenses. 90% of Solver/Liz Cee sold for a profit of approximately $50,000 before associated expenses.

INVENTORY OF OUR HORSES

          The following is an inventory of the Company’s horses as of March 31, 2003:

Name of Horse	Type	Date Acquired	Seller/Place of Purchase	Affiliation to Purchaser	Source of Financing
Explosive Appeal	Colt 3 Yr.	06/02	OBS Sales	None	(1)
Gold Fever/Endicotta Ridge	Filly 2 Yr.	08/02	Barretts	None	(1)
5% of Della Francesa	Colt 4 Yr.	09/02	Private	None	(1)
90% of Soldier Song Colt	Colt 4 Yr.	09/02	Private	None	(1)
Deputy Commander/Mt. Cuba	Filly 2 Yr.	09/02	Keeneland	None	(1)
Cherokee Run/Dancing Dawn	Colt 2 Yr.	09/02	Keeneland	None	(1)

(1)	Purchase financed from reinvested sales proceeds. Title to the horses are in the name of James D. Tilton, Jr.

RISK FACTORS

     An investment in our Common Stock involves risks. You should be able to bear a complete loss of your investment. You should consider the following risks, among others.

     We have incurred losses from inception and just started generating profits with 2002 being our first profitable year.

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

     Our inability to effectively manage our future growth will have a material adverse effect on us. We anticipate that we might at some point have rapid growth in the number of horses that we own. This will place a strain on our managerial, operational, and financial resources. We will initially use outside consultants and specialists to provide thoroughbred consulting, legal counsel and preliminary accounting until such persons are required on a full time or ongoing basis. We currently employ one person, Mr. Tilton. Our future employment of personnel is dependent on the number of horses we obtain. We expect to continue employing an outside bookkeeper. There can be no assurance that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations.

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

ITEM 2. DESCRIPTION OF PROPERTY.

      Our executive and administrative office is located at 127 South 6th Street, Louisville, Kentucky 40202. We lease this facility from a non-affiliated party. It has approximately 1865 square feet of office space consisting of three separate offices, a library, a conference room, a kitchen and a bathroom. The monthly rent is $2,360.

ITEM 3. LEGAL PROCEEDINGS.

     As of December 31, 2002, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment, except for the threatened, but not pending, claim by a former printing company Starkey & Hendricks for $57,030. This claim is currently in settlement discussions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted for shareholder approval during the forth quarter of the fiscal year covered by this Report.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     A limited public market for the Company's Common Stock exists on the NASDAQ Bulletin Board under the symbol "TBIN."

     The following table sets forth the range of high and low closing prices for the Company's Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions. The Company's Common Stock commenced trading on November 30, 2001.

	High	Low
For the quarter ended March 31, 2003	$0.050	$0.023

For the year ended December 31, 2002:
March 31	$0.260	$0.060
June 30	$0.140	$0.080
September 30	$0.085	$0.050
December 31	$0.085	$0.031

For the year ended December 31, 2001:
December 31	$0.20	$0.15

     As of March 31, 2003, there were approximately 425 record holders of the Company's Common Stock.

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

Cash Requirements

      We estimate that we require a minimum of approximately $500,000 and a maximum of approximately $1,500,000 to operate for the next 12 months. The minimum of $500,000 is required for operating expenses. The maximum will be required, however, if the Augustine Fund does not convert their promissory note of approximately $362,000 into Common Stock of the Company and the preferred stock holder does not convert it's principal balance of $500,000 and accrued dividends of $85,000 into Common Stock of the Company. The Augustine Note was extended until May 4, 2003 and the Company expects them to extend it further at the expiration. Additionally, The Augustine Fund began converting some of its Note into Common Stock of the Company during the fourth quarter of 2002. Approximately $12,000 was converted. The Company also expended $10,000 in January to waive the obligation to register the shares underlying the shares of the preferred stock. However, the Company plans on filing a SB-2 registration statement anyway during the second quarter of 2003 registering the common stock underlying the preferred stock.

      Additionally, as of March 31, 2003, we held full title to 4 thoroughbreds and ownership interests, ranging from 5% to 90% in two thoroughbreds. We expect to generate approximately $150,000 to $300,000 in revenue from the sales of these horses. This projection is based upon our historical performance to date. Specifically, we have pinhooked approximately 45 horses since the inception of the Company.

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

Change in Number of Employees

     We may consider hiring additional employees in 2003 finances permitted, in the areas of marketing and sales.

ITEM 7. FINANCIAL STATEMENTS.

     The financial statements of Thoroughbred Interests, Inc., including the notes thereto and the report of independent accountants thereon, commence at page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

(a)   The following table sets forth the name, age and position with the Company of each officer and director of the Company as of the date of this report.

Name	Age	Position

James D. Tilton, Jr.	42	Chairman of the Board, Chief Executive Officer, President, and Secretary

     JAMES "JIM" D. TILTON, JR., has served as Chairman of our Board of Directors, Chief Executive Officer, President, Secretary, Treasurer and Sole Director since our formation. Mr. Tilton has more than 16 years experience in the securities industry. From 1995-1996, he was stockbroker at Morgan Keegan. From 1997-1999, he worked independently in the securities industry, specializing in corporate finance/investment banking. Mr. Tilton has been involved in the financing of private and public small growth companies. Mr. Tilton holds Series 7, Series 24, Series 63 and Series 65 licenses. He also holds a license through the State of Kentucky to sell insurance products. He has been inactive since January 31, 1999 in order to devote his full attention to matters involving Thoroughbred Interests, Inc. and TuneIn Media, Inc. Since January, 1999, Mr. Tilton has also been TuneIn Media, Inc.'s Chief Executive Officer and President. TuneIn Media, Inc. was an interactive media content provider with a network of integrated technology business, and currently is a dormant company. He is the Chairman of its Board of Directors, and holds a significant equity position in it. Mr. Tilton has a B.A. in Political Science with an emphasis in Accounting/Business from the University of Louisville.

(b) Other significant employees: None.

(c) Family Affiliations. None.

(d) Involvement in certain legal proceedings. None.

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

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following table sets forth the compensation awarded to, earned by or paid to Mr. Tilton from inception of our company (March, 1999) through December 31, 2002. We had no other officers during this period.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Long-Term Compensation Awards-Securities Underlying Options ($)
James D. Tilton, Jr Chairman of the Board, Chief Executive Officer and President	1999	$0 (1)	$0	$0	$0

James D. Tilton, Jr Chairman of the Board, Chief Executive Officer and President	2000	$90,000	$0	$0	$3,000,000	(2)

James D. Tilton, Jr Chairman of the Board, Chief Executive Officer and President	2001	$120,000	$0	$0	$0

James D. Tilton, Jr Chairman of the Board, Chief Executive Officer and President	2002	$180,000	$0	$0	$0

(1) Mr. Tilton has agreed to defer $135,000 of his salary indefinitely.

(2) On January 3, 2000, Mr. Tilton was granted 3,000,000 incentive stock options pursuant to our Millennium Stock Option Plan at an exercise price of $0.11.

EMPLOYMENT AND CONSULTING AGREEMENT

     We have an Employment Agreement with James D. Tilton which ended on December 31, 2002. The Agreement provided for the payment of an annual base salary of $90,000 for calendar year 2000, $120,000 for calendar year 2001 and $180,000 for calendar year 2002. The Agreement also provides for an annual incentive bonus equal based on our annual earnings before income taxes, depreciation and amortization. The Agreement provides for the one-time grant pursuant to our Millennium Stock Option Plan on 3,000,000 incentive stock options to Mr. Tilton at 110% of the fair market value of our Common stock on the date of the grant. The options are vested and exercisable immediately. The Agreement further provides for the payment of Mr. Tilton upon the discharge of Mr. Tilton without cause or the resignation of Mr. Tilton for "good cause," or as defined in the Agreement of a lump sum equal to his annual base salary and bonus. A new employment agreement is being prepared currently between Mr. Tilton and the Company.

      Mr. Tilton also has an employment agreement with TuneIn Media, Inc., an interactive media content provider with a network of integrated technology business which currently is a dormant company, of which he is Chief Executive Officer and Chairman of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Name and Address of Beneficial Owner	Number of Shares of Beneficially Owned	Percentage of Class (1)
James D. Tilton, Jr	18,000,000	61.83%
8702 Twin Ridge Road Louisville, Kentucky 40242	(2) (3)

All Officers and	18,000,000	61.83%
Directors as a group (1 person)	(2) (3)

(1)  Based upon 29,109,904 shares issued and outstanding as of December 31, 2002.

(2)  Includes 7,905,000 held by Joseph Stevens for a personal loan with a remaining principal balance as of March 31, 2003 of $25,000 before agreed upon interest return of 15% and associated expenses. If Mr. Tilton is unable to repay his stock loan in cash, this may and has caused some of the stock to be sold from time to time in the open market.

(3)  Includes 3,000,000 options to purchase 3,000,000 shares of the Company's Common Stock pursuant to the Company's Millennium Stock option Plan. All of the options are vested.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In connection with our incorporation, we issued 12,000,000 shares of our common stock to Mr. Tilton at the par value of $0.001 per share. Mr. Tilton received these shares in recognition of his pre-incorporation services.

     In connection with our incorporation, we issued 12,000,000 shares of our common stock to Mr. Tilton at the par value of $0.001 per share. Mr. Tilton received these shares in recognition of his pre-incorporation services.

     Subsequently, due to our 2 for 1 stock split, Mr. Tilton's shares were increased to 24,000,000 shares. 7,905,000 of these shares are being held in escrow in the name of Herb Sommer as security for the certain Joseph Stevens stock loan previously described.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following Exhibits are filed herewith and made a part hereof.

No.	Description
3.1	Articles of Incorporation of Thoroughbred Interests, Inc., dated March 25, 1999*

3.2	By-Laws of Thoroughbred Interests, Inc.*

4.1	Promissory Note dated September 30, 1999, between Thoroughbred Interests, Inc. and Augustine Fund, L.P.*

4.2	Note Extension Agreement between Thoroughbred Interests, Inc. and Augustine Fund, L.P. dated March 22, 2000*

4.3	Note Extension Agreement between Thoroughbred Interests, Inc. and Augustine Fund, L.P. dated October 3, 2000*

4.4	Amended Promissory Note dated November 21, 2000, between Thoroughbred Interests, Inc. and Augustine Fund, L.P.*

4.5	Note Extension Agreement dated March 31, 2001, between Thoroughbred Interests, Inc. and Augustine Fund, L.P.**

4.6	Promissory Note dated December 15, 1999, between Thoroughbred Interests, Inc. and Mr. Andrew Dyer*

4.7	Promissory Note dated January 31, 2000, between Thoroughbred Interests, Inc. and Mr. Andrew Dyer*

4.8	Note Extension Agreement between Thoroughbred Interests, Inc. and Mr. Andrew Dyer, dated October 11, 2000*

4.9	Amended Promissory Note dated November 21, 2000, between Thoroughbred Interests, Inc. and Mr. Andrew Dyer*

4.10	Amended Promissory Note dated November 21, 2000, between Thoroughbred Interests, Inc. and Mr. Andrew Dyer*

4.11	Note Extension Agreement dated April 12, 2001, between Thoroughbred Interests, Inc. and Mr. Andrew Dyer

4.12	Secured Promissory Note dated October 31, 2000, between James D. Tilton and Thoroughbred Interests, Inc.*

4.13	Amended Secured Promissory Note dated April 12, 2001, between Thoroughbred Interests, Inc. and James D. Tilton*

10.1	Indemnity Agreement dated September 27, 1999, between James D. Tilton and Thoroughbred Interests, Inc.*

10.2	Stock Escrow Agreement dated September 30, 1999, by and between James D. Tilton, The Augustine Fund, and H. G. Bagwell*

10.3	Pledge and Security Agreement dated September 30, 1999 between James D. Tilton and the Augustine Fund, LP*

10.4	Thoroughbred Interests, Inc. Millennium Stock Option Plan*

10.5	Internet Domain Name Purchase Agreement, dated September 30, 2000*

10.6	Employment Agreement dated January 3, 2000 between James D. Tilton and Thoroughbred Interests, Inc.*

10.7	Lease Agreement dated November 11, 1999 between Goodshape LLC and Jim D. Tilton, Jr.*

10.8	Pledge and Security Agreement dated October 31, 2000, between James D. Tilton and Thoroughbred Interests, Inc.*

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Accounting Officer

*  Incorporated by reference to the Company's Form 10-SB, as amended, filed with the Securities and Exchange Commission on July 5, 2000.

**  Filed herewith.

REPORTS ON FORM 8-K: None

ITEM 14. CONTROLS AND PROCEDURES.

      As required by SEC rules, I have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing of this annual report. This evaluation was carried out under the supervision and with the participation of our principal executive and financial officer. Based on this evaluation, he has concluded that the design and operation of the Company's disclosure controls and procedures are effective. There were no significant changes to the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

      Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file under the Exchange Act is accumulated and communicated to the principal executive and financial officer to allow timely decisions regarding required disclosure.

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOROUGHBRED INTERESTS, INC.
Registrant

Date:	April 21, 2003	By:	/s/ James D. Tilton
James D. Tilton Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

          In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Tilton, Jr James D. Tilton, Jr. (Principal Executive Officer and Principal Accounting Officer)	Chairman President and Chief Executive Officer	April 21, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Thoroughbred Interests, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James D. Tilton, Chief Executive Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ James D. Tilton
James D. Tilton
Chief Executive Officer
April 21, 2003

        Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James D. Tilton, Chief Financial Officer of Thoroughbred Interests, Inc., certify that:

1.	I have reviewed this Annual Report on Form 10-KSB of Thoroughbred Interests, Inc. (the “Registrant”);

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 21, 2003	By:	/s/ James D. Tilton
James D. Tilton Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

        Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James D. Tilton, Chief Financial Officer of Thoroughbred Interests, Inc., certify that:

1.	I have reviewed this Annual Report on Form 10-KSB of Thoroughbred Interests, Inc. (the “Registrant”);

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 21, 2003	By:	/s/ James D. Tilton
James D. Tilton Chairman of the Board, President, and Chief Financial Officer (Principal Accounting Officer)

THOROUGHBRED INTEREST, INC. FINANCIAL STATEMENTS DECEMBER 31, 2002 AND 2001

BAUM & COMPANY, P.A.

Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Thoroughbred Interests, Inc.
Louisville, Kentucky

          We have audited the accompanying balance sheet of Thoroughbred Interests, Inc. as of December 31, 2002and 2001 and the related statement of income, changes in stockholders’ equity and cash flows for the years then. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements present fairly, in all material respects, the financial position of Thoroughbred Interests, Inc. at December 31, 2002 and 2001 and the statement of operations, changes in stockholders’ equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

           The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements the Company's dependence on outside financing, lack of existing commitments from lenders to provide necessary financing and lack of sufficient working capital raise substantial doubts about its ability to continue as a going concern. Management's plans concerning these maters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baum & Company, P.A.

Coral Springs, Florida
April 10, 2003

THOROUGHBRED INTEREST, INC. BALANCE SHEETS DECEMBER 31, 2002 AND 2001
	December 31,
	2002	2001
Assets:		(restated)
Current assets
Cash	-	$8,979
Accounts receivable	6,935	-
Investment in thoroughbred horses	488,134	1,184,343

	495,069	1,193,322
Other assets
Loan Receivable - related party	64,580	-

Total Assets	$559,649	$1,193,322

Liabilities & Stockholders' Equity:
Current Liabilities
Bank overdraft	$5,142	$-
Note payable (note 5)	362,900	400,000
Accounts payable and accrued expenses	229,830	758,446
Accrued compensation - related party	-	90,000
Accrued dividends	85,000	-

	682,872	1,248,446
Other liabilities
Note payable - related party	-	635,511

	682,872	1,883,957
Stockholders' Equity:
Preferred stock, par value $0.001, 10,000 shares authorized, 5,000
and 0 shares issued in 2002 and 2001, respectively	$5	$-
Common stock, par value $0.001, 100,000,000 shares authorized;
29,292,813 and 26,661,000 shares issued and outstanding
in 2002 and 2001, respectively	29,292	26,661
Additional paid-in capital	586,118	17,789
Accumulated deficit	(738,638)	(735,085)

	(123,223)	(690,635)

Total Liabilities & Stockholders' Equity	$559,649	$1,193,322

The accompanying notes are an integral part of these financial statements.

THOROUGHBRED INTEREST, INC. STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
	2002	2001
		(restated)
Revenues	$1,972,307	$883,179
Cost of horses sold	810,500	409,165

Gross profit	1,161,807	474,014

Operational expenses	844,124	451,851
General & administrative	212,662	147,509

Total operating expenses	1,056,786	599,360

Net income (loss) before other income and expense	105,021	(125,346)

Other income and expense
Interest income	813	-
Interest expense	(10,887)	(12,000)
Interest expense - related party	(13,500)	(27,850)

	(23,574)	(39,850)

Net income (loss) before provision for income taxes	81,447	(165,196)
Provision for income taxes	-	-

Net income (loss)	$81,447	$(165,196)

Net (loss) per common share - basic	$0.00	$0.01
Weighted average number of common shares outstanding	28,094,236	26,661,000

The accompanying notes are an integral part of these financial statements.

THOROUGHBRED INTEREST, INC. STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
							Total
	Common Stock		Preferred Stock		Additional	Accumulated	Stockholders'
					Paid-in	Deficit	Equity
	Shares	Amount	Shares	Amount	Capital	(restated)	(Deficiency)

Balance - December 31, 2000	26,411,000	$26,411	-	-	$5,539	$(409,036)	$(377,086)

Common stock issued for
consulting fees	250,000	250	-	-	12,250	-	12,500
Net loss	-	-	-	-	-	(326,049)	(326,049)

Balance - December 31, 2001	26,661,000	26,661	-	-	17,789	(735,085)	(690,635)

Redemption of note payable	1,238,600	1,238	-	-	122,262	-	123,500
Common stock issued for
underwriting fee	1,000,000	1,000	-	-	39,000	-	40,000
Preferred stock issued for cash	-	-	5,000	5	394,995	-	395,000
Common stock issued for
consulting fee	2,000,000	2,000	-	-	18,000	-	20,000
Cancellation of common
stock issued for
consulting fees	(1,963,484)	(1,963)	-	-	(17,672)	-	(19,635)
Common stock issued for
debt conversion	356,797	356	-	-	11,744	-	12,100
Net income	-	-	-	-	-	81,447	81,447
Dividends accrued	-	-	-	-	-	(85,000)	(85,000)

Balance - December 31, 2002	29,292,813	29,292	5,000	$5	586,118	$(738,638)	$(123,223)

The accompanying notes are an integral part of these financial statements.

THOROUGHBRED INTEREST, INC. STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
	For the years ended December 31,
	2002	2001
		(restated)
Cash flows from operating activities:
Net income (loss)	$81,447	$(326,049)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Common stock issued for interest expense	23,500	--
Common stock issued for services	-	12,500
Changes in operating assets and liabilities
(Increase) in accounts receivable	(6,935)	-
Increase (decrease) in investment in thoroughbred horses	696,209	(351,847)
(Decrease) in accrued compensation - related party	(90,000)	-
(Decrease) in accounts payable and accrued expenses	(453,251)	295,029

Net cash provided (used) from operations	250,970	(370,367)

Cash flows from financing activities:
(Increase) in deferred registration costs	-	49,348
Increase (decrease) in note payable - related party	(635,511)	326,587
(Increase) in Loan Receivable - related party	(64,580)	--
Proceeds of sale of preferred stock	435,000	--

Net cash provided (used) from financing activities	(265,091)	375,935

Net increase (decrease) in cash	(14,121)	5,568
Cash - beginning	8,979	3,411

Cash - ending	$(5,142)	$8,979

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest expense	$-	$-
Taxes Paid	$-	$-

Non-Cash Transactions:
a.) The Company issued 1,000,000 shares of common stock to satisfy a
$100,000 convertible note payable in March 2002.
b.) The Company issued 356,797 shares of common stock to reduce a note payable by $12,100 in December 2002.
c.) The Company issued 2,000,000 shares of Common Stock to satisfy an accrual of $20,000 for consulting fees incurred in 2001.

The accompanying notes are an integral part of these financial statements.

THOROUGHBRED INTEREST, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2002 AND 2001

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DEFERRED REGISTRATION COSTS

           The Company has incurred various costs to prepare and file the required documents for any future stock offering. These costs will be offset against the proceeds of a successful offering, or expensed if unsuccessful. Registration costs include legal, Accounting and out-of -pocket expenses applicable to future stock offering.

INVESTMENT IN THOROUGHBRED HORSES

          The Company’s investment in thoroughbred horses are stated at the lower of cost or market. Costs of maintaining horses and other direct horse related costs are expensed in the period incurred.

MANAGEMENT ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

NET LOSS PER COMMON SHARE

           The Company reports earnings per share in accordance with SFAS No. 128, " Earnings per Share " Basic earnings per share is computed by dividing income (loss ) available to common stockholders by the weighted average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding. If the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive.

	For the years ended December 31,
	2002	2001
Options outstanding under the Company's stock option plan	3,000,000	3,000,000
Common stock issuable upon conversion of certain Notes Payable*	24,000,000	4,750,000
Warrants issued in connection with Notes Payable	2,375,000	2,375,000
Common stock issuable upon conversion of
Loans Payable - Related Party	-	3,000,000
Warrants issued in conjunction with Loan payable - related party	-	1,500,000
Common Stock issuable upon conversion of Preferred Stock	33,000,000	-

* Based upon 80% of closing bid price on April 16, 2003 of $0.019

NOTE 2 – RELATED PARTY TRANSACTIONS

           The Company has issued 24,000,000 shares of common stock to its founder at a par value of $ .001 for his time and effort in establishing the Company.

            The founder of the Company has assumed the role of CEO and Chairman of the Board of Directors at a salary and a stock option plan subject to the approval by the Board of Directors. The financial statements reflect $90,000 of accrued compensation in accordance with the agreement to be paid upon sufficient cash flow. The employment agreement commenced on January 3, 2000 for a three year period ending December 31, 2002. The base salary under this agreement is as follows: $ 90,000, $ 120,000 and $ 180,000 for the years 2000, 2001 and 2002, respectively. The employment agreement has been deferred until the Company has achieved sufficient cash flow to incur these expenditures. The CEO has irrevocably elected to waiver his compensation. As of December 31, 2002 no compensation is due under this agreement.

            The agreement in addition to scheduled salary increases also provides for incentive bonuses in accordance with prescribed performance levels of the Company. The incentives are based on annual earnings of the Company before deduction of income taxes, depreciation and amortization ("EBIDA") The bonus will be computed on annual base salary as detailed above at 30%, 50% and 100% of base salary if the EBIDA reaches $ 1,000,000, $ 2,000,000 and $ 3,000,000 respectively.

            In addition the CEO has received a grant of incentive stock options pursuant to Company's Millennium Stock Option Plan of three million shares of common stock.

NOTE 2 – RELATED PARTY TRANSACTIONS — CONTINUED

        The CEO has advanced funds to the Company as a interest bearing 6% per annum secured loan pursuant to a written promissory dated October 31, 2000. The loan is payable in full on or before October 31, 2003. The security consists of certain horses held in inventory. The loan is convertible into common stock ("Converted shares" ) of the Company at $ .10 per share and warrants exercisable into one-half the number of "converted shares" at $.15 per share.. As of December 31, 2002, the loan has been paid in full. The stock warrants expire at the end of five years from the date of conversion of "converted shares". The Company used the Black-Scholes model to determine the fair market value of these benefits which is $ 0. There is no expense recognized for the conversion feature of the loan payable due to the conversion price being equal to the fair value of the Company's common stock.

        The Company commenced in April 2000 utilizing an office facility leased by the CEO on an informal agreement at $2,638 per month to conduct its business operations. In review of this transaction, the disclosures pursuant to FASB 13 is not required since the Company has no legal commitment for future payment of rent at its option. The Company in the normal course of its business operates in conjunction with its CEO in various business dealings. In order to achieve certain economic savings, the Company has conducted itself in certain horse related transactions such as boarding, training, insurance coverage in the name of the CEO.

NOTE 3 – CAPITAL TRANSACTIONS

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

f.)     The Company issued 250,000 shares of restricted common stock to for consulting services on August 24, 2001 valued at $ .05.

g.)     The Company issued 2,000,000 shares of restricted common stock for services on February 11, 2002 which was valued at $20,000 and accrued in 2001. In April 2002 1,813,334 of the stock was returned.

h.)     The Company converted a $100,000 note payable plus accrued interest of approximately $23,500 into 1,238,350 of shares of common stock.

i.)     In April 2002 the Company issued 5,000 shares of preferred stock for $500,000. The stock purchase agreement requires the Company to pay a preferred stock dividend of $2.00 per share per month. As of December 31, 2002, the Company is delinquent on the payment of these dividends. Preferred dividends of $85,000 have been accrued as of December 31, 2002. On December 31, 2002, the holder of the preferred stock has executed an agreement to extend the time for the Company to file a SEC registration in order to convert the preferred shares into shares of common stock. A fee of $10,000 was paid to the preferred stock holder for his extension. The has determined by the Company's management and its legal counsel no to be construed as a mandatory redeemable preferred stock, thus only redeemable into common stock.

j.)     In April 2002, in conjunction with the sale of preferred stock the Company issued 1,000,000 shares of restricted common stock for investment banking services.

k.)     In December 2002, the Company issued 356,797 shares of common stock to the Augustine Fund LP in the conversion of $12,100 of its note payable.

NOTE 4 – STOCK OPTION PLAN

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

          A summary of the status of the Company’s stock option plan at December 31, 2002:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,000,000	$0.10
Granted	--	--
Exercised	--	--
Forfeited	--	--

Outstanding at end of year	3,000,000	$0.10

Options exercisable at year-end	3,000,000	$0.10

NOTE 4 – STOCK OPTION PLAN, CONTINUED

           The Company has adopted only the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” It applies Accounting Principles Bulletin (“APB”) Opinion No. 25. “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. The weighted average remaining contractual life of options outstanding issued under the Stock Option Plan is 9.75 years at December 31, 2002. No compensation expense was recognized as a result of the issuance of stock options during the years ended December 31, 2002 and 2001. For options granted during the year ended December 31, 2000 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.11 and the weighted-average exercise price of such options was $0.10. No options were granted during the year ended December 31, 2002 where the exercise price was greater than the stock price at the date of grant or where the exercise price was less than the stock price at the date of the grant.

NOTE 5 – NOTES PAYABLE

            On September 30, 1999 pursuant to a written promissory note the Company was loaned $300,000 from Augustine Fund, L.P. The note has no stated interest but calls for the payment of $375,000 in (180) one hundred eighty days from September 30, 1999. The Augustine Fund L.P. has the right to convert all or any portion of the $375,000 into 3,750,000 shares of common stock (the "Converted Shares ") at $0.10 per share and warrants exercisable into one-half the number of Converted Shares (1,875,000 shares) at $0.15 per share. As security for this loan, the President of the company placed in escrow 6,000,000 restricted shares of common stock, which has since been released. On November 4, 2002 the Augustine Fund, L.P. granted the company a 180 day extension and the Company modified the terms of the Note to allow it to become convertible into common stock at conversion price equal to 80% of the market price. In addition, the extension calls for the accrual of interest on the unpaid balance of $375,000 at 18% per annum. As of December 31, 2002, the Augustine Fund L.P. elected to convert $12,100 of its loan into 356,797 shares of common stock. The Company expects the Augustine Fund to extend their Note and continue to convert it on occasion.

            December 15, 1999, pursuant to convertible promissory note the Company was loaned $50,000 from Andrew Dyer (an individual). The note is unsecured and bears interest at 12% per annum payable including interest on or before August 13, 2000. On February 10, 2000 the Company received an additional $50,000 under the same terms. The promissory notes are both convertible into 500,000 shares of common stock (the "Converted Shares") at $0.10 per share and warrants exercisable into one-half the number of Converted Shares (250,000 shares ) at $0.15 per share. The Company used the Black-Scholes model to determine the fair value of these warrants which is $ 0. There is no expense recognized for the conversion feature of these notes due to the conversion price being equal to the fair value of the Company's common stock. The due date of the notes plus accrued interest has been extended to December 31, 2002. The note has been subsequently converted to 1,238,350 shares of common stock effective as of January1, 2002.

NOTE 6 – INCOME TAXES

           The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in results of operations in the period that includes the enactment date. Because of the uncertainty regarding the Company's future profitability, the future tax benefit of its losses have been fully reserved for. Therefore, no benefit for the net operating loss has been recorded in the accompanying financial statements. The net operating losses of approximately $700,000 can be carried forward fifteen years through 2017 to be offset against net income.

NOTE 7 – GOING CONCERN

            The Company has prepared its financial statement assuming a going concern. Due to the Company's unsuccessful attempts to raise sufficient funding and its previous sustained operating losses has reduced its working capital to an unacceptable level to pursue its business plan. The Company has received extensions of its indebtedness to the Augustine Fund L P in the past; it is uncertain whether an additional extension will be granted on May 4, 2003 for an extended time to satisfy its obligation of $362,900. The note maker has expressed a willingness to convert its debt for shares of common stock recently, but due to the uncertainty for the market of the Company's stock, there are no assurances that this will be continued at this time. The Company anticipates the filing of a stock registration in the near future and will continue to pursue venture capital.

NOTE 8 – RESTATEMENT OF PRIOR PERIOD

            The Company had elected in prior years to defer the various professional fees and costs associated with filing a SEC registration statement. Management has determined that that these costs should be written off due to the lack of any significant raising of funds. The deferred registration costs of $160,853 were substantially incurred in the year ended December 31, 2001, thus the financial statements for that year have been restated.

PROMISSORY NOTE

U.S. $375,000.00	Chicago, Illinois U.S.A November 4, 2002
Amount; Interest Rate	FOR VALUE RECEIVED, the undersigned, Thoroughbred Interests, Inc., a Nevada corporation with its principal offices at 127 S. 6th Street, Louisville, Kentucky 40202, promises to pay to the order of The Augustine Fund, L.P., an Illinois Limited Partnership ("I Augustine"), with offices at 141 West Jackson Street, Suite 2182, Chicago, Illinois 60604 the principal sum of Three Hundred Seventy-Five Thousand and no/100 United States dollars (U.S.$375,000.00) together with interest thereon at the rate of six percent (6%) per annum.

This Note is being issued in exchange for that certain note, in principal amount of $375,000.00, issued on September 30, 1999.

Payment Schedule	The principal amount of this note shall be payable on or before the date which is one hundred eighty (180) days from the date of this Note (the "Due Date"). Augustine shall have the right, but not the obligation, in its sole discretion at any time after the date hereof, to convert all or any portion of the principal amount. due under this note into the common stock of Thoroughbred Interests, Inc. at $.001 par value per share (the "Common Stock"), at a conversion price equal to 80% of the Market. Price (as hereinafter defined) on the conversion date. I"or purposes hereof, "Market Price" shall mean the lowest closing bid price for the Common Stock during the five trading days preceding the conversion date.

From and after the Due Date until the principal amount of this Note is paid in full, in addition to the above, interest shall be paid in cash in the amount of eighteen (18%) percent per annum. All accrued interest (if any) under this Note shall be payable with the first repayment of principal.

Default	If any of the following events shall occur, the outstanding principal balance of this note together with accrued interest thereon shall, on demand by the holder of this note, be due and payable: any amount owing under this note is not paid when due; a default under any other provision of this note or under any guarantee or other agreement providing security for the payment of this note; a breach of any representation or warranty under this note or under any such guarantee or other agreement, the liquidation, dissolution, death or incompetency of the undersigned or any individual, corporation, partnership or other entity guaranteeing or providing security for the payment of this note; the sale of a material portion of the business and assets of the undersigned or any corporation, partnership or other entity guaranteeing or providing security for the payment of this note; the filing of a petition under any bankruptcy. insolvency or similar taw by the undersigned or by any individual, corporation, partnership or other entity guaranteeing or providing security for the payment of this note; the making of any assignment for the benefit of creditors by the undersigned or by any individual, corporation, partnership or other entity guaranteeing or providing security for the payment of this note; the filing of a petition under any bankruptcy, insolvency or similar law against the undersigned or against any individual, corporation, partnership or other entity guaranteeing or providing security for the payment of this note; and such petition not being dismissed within a period of thirty (30) days of the filing.

Default Interest	Except as otherwise stated herein, the outstanding balance of any amount owing under this note which is not paid when due shall bear interest at the maximum rate permitted by law.
Usuary Clause	Notwithstanding any other provision of this note, interest under this note shall not exceed the maxim rate permitted by law; and if any amount is paid under this note as interest in excess of such maximum rate, then the amount so paid will not constitute interest but will constitute a prepayment on account of the principal amount of this note if at any time the interest rate under this note would, but for the provision of the preceding sentence, exceed the maximum rate permitted by law, then the outstanding principal balance of this note shall, on demand by the holder of this note, become and be due and payable. The parties acknowledge that this is a commercial loan; made for bona fide business purposes.

Where to Make Payments	All payments of principal and interest shall be made in lawful currency of the United States of America in immediately available funds before 5:00 pm. New York time on the due date thereof at the offices of Augustine as stated in the first paragraph of this instrument, or in such other manner or at such other place as the holder of this note designates in writing.

Tax Gross Up	All payments under this note shall be made without defense, set- off or counterclaim, free and clear of and without deduction for any taxes of any nature now or hereafter imposed. Should any such payment be subject to any tax, the undersigned shall pay to the holder of this note such additional amounts as may be necessary to enable the holder to receive a net amount equal to the full amount payable hereunder. As used in this paragraph, the term "tax" means any tax, levy, impost, duty, charge, fee, deduction, withholding, turnover tax, stamp tax and any restriction or condition resulting in a charge imposed in any jurisdiction upon the payment or receipt of any amount under this note other than taxes on the overall net income of the holder under the laws of Illinois and of the United States of America.

Governing Law; Agent for Service of Process	This note and the obligations of the undersigned shall be governed by and construed in accordance with the law of the State of Illinois, U.S. A. For purposes of any proceeding involving this note or any of the obligations of the undersigned, the undersigned hereby submits to the non-exclusive jurisdiction of the courts of the State of Illinois and of the United States having jurisdiction in the County of Cook, State of Illinois, and agrees not to raise and waives any objection to or defense based upon the venue of any such court or based upon forum non conveniens. The undersigned agrees not to bring any action or other proceeding with respect to this note or with respect to any of its obligations in any other court unless such courts of the State of Illinois and of the United States determine that they do not have jurisdiction in the matter. For purposes of any proceeding involving this note or any of the obligations of the undersigned, the undersigned hereby irrevocably appoints H. Glenn Bagwell, Jr., Esq., with offices at 3005 Anderson Drive, Suite 204, Raleigh, NC 27609 (the "Escrow Agent"), its agent to receive service of process for it and on its behalf.

Amendment	The undersigned waives presentment for payment, demand, protest and notice of protest and of non-payment.

The failure or delay by the holder of this note in exercising any of its rights hereunder in any instance shall not constitute a waiver thereof in that or any other instance. The holder of this note may not waive any of its rights except by an instrument in writing signed by the holder.

The undersigned may prepay all or any portion of the principal of this note at any time and from time to time without premium or penalty. Any such prepayment shall be applied against the installments of principal due under this note in the inverse order of their maturity and shall be accompanied by payment of accrued but unpaid interest, on the amount prepaid to the date of prepayment.

This note may not be amended without the written approval of the holder.

Maker:

THOROUGHBRED INTERESTS, INC.

By: /s/ Jim D. Tilton
   (Duly Authorized Officer or Director)

ACCEPTED AND AGREED TO
ON THIS ______ DAY OF _____, 2002.

THE AUGUSTINE FUND, L.P.

By: Augustine Capital Management, Inc. its General Partner

By: __________________
(Duty Authorized Member)