Form 10QSB
period 2003-03-31
THOROUGHBRED INTERESTS INC
filed 2003-06-03
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission File Number: 000-30949

THOROUGHBRED INTERESTS, INC.
127 SOUTH 6th STREET
LOUISVILLE, KY 40202
(502) 584-4434

Incorporated in Nevada	I.R.S. Employer Identification No. 61-1342734

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☒           No    ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of March 31, 2003 - 29,292,813 shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes    ☐           No    ☒

THOROUGHBRED INTEREST, INC.
FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2003

PART I   FINANCIAL INFORMATION

Item I.   Financial Statements

THOROUGHBRED INTEREST, INC. BALANCE SHEETS MARCH 31, 2003 AND DECEMBER 31, 2002

	March 31, 2003	December 31, 2002
	(unaudited)
Assets:
Current assets
Cash	$2,508	$-
Accounts receivable	134,947	6,935
Investment in thoroughbred horses	323,334	488,134

	460,789	495,069
Other assets
Loan Receivable - related party	-	64,580

Total Assets	$460,789	$559,649

Liabilities & Stockholders' Equity:
Current Liabilities
Bank overdraft	$13,521	$5,142
Note payable (note 5)	362,900	362,900
Accounts payable and accrued expenses	182,097	229,830
Accrued dividends	115,000	85,000

	673,518	682,872
Other liabilities
Note payable - related party	32,376	-

	705,894	682,872
Stockholders' Equity:
Preferred stock, par value $0.001, 10,000 shares authorized, 5,000
shares issued in 2003 and 2002	$5	$5
Common stock, par value $0.001, 100,000,000 shares authorized;
29,292,813 and 26,661,000 shares issued and outstanding
in 2002 and 2001, respectively	29,292	29,292
Additional paid-in capital	586,118	17,789
Accumulated deficit	(860,520)	(738,638)

	(245,105)	(123,223)

Total Liabilities & Stockholders' Equity	$460,789	$559,649

The accompanying notes are an integral part of these financial statements.

THOROUGHBRED INTEREST, INC. STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
	2003	2002

Revenues	$322,614	$816,895
Cost of horses sold	164,800	370,000

Gross profit	157,814	446,895

Operational expenses	198,594	193,554
General & administrative	34,772	41,548

Total operating expenses	233,366	235,102

Net (loss) income before other income and expense	(75,552)	211,793

Other income and expense
Interest expense	(16,330)	-
Interest expense - related party	-	(8,300)

	(16,330)	(8,300)

Net (loss) income before provision for income taxes	(91,882)	203,493
Provision for income taxes	-	-

Net (loss) income	$(91,882)	$203,493

Net (loss) income per common share - basic	$(0.00)	$0.01
Weighted average number of common shares outstanding	29,292,813	28,094,236

The accompanying notes are an integral part of these financial statements.

THOROUGHBRED INTEREST, INC. STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
	For the three months ended March 31,
	2003	2002

Cash flows from operating activities:
Net (loss) income	$(91,882)	$203,493
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Common stock issued for interest expense	-	23,500
Changes in operating assets and liabilities
(Increase) in accounts receivable	(128,012)	(220,000)
Decrease in investment in thoroughbred horses	164,800	350,000
Increase in bank overdraft	8,379	-
(Decrease) in accounts payable and accrued expenses	(47,734)	(289,428)

Net cash (used in) provided by operating activities	(94,448)	67,565

Cash flows from financing activities:
Increase (decrease) in note payable - related party	96,956	(72,989)

Net cash used in financing activities	(96,956)	(72,989)

Net increase (decrease) in cash	2,508	(5,424)
Cash - beginning	-	8,979

Cash - ending	$2,508	$3,555

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest expense	$-	$-
Taxes Paid	$-	$-

Non-Cash Transactions:
The Company issued 1,000,000 shares of common stock to satisfy a
     $100,000 convertible note payable in March 2002.

The accompanying notes are an integral part of these financial statements.

THOROUGHBRED INTEREST, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2003

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND ORGANIZATION

          The Company was organized under the laws of Nevada on March 25, 1999. The Company business consists of purchasing, training and sales of thoroughbred horses. The Company has emerged from its development stage in early 2000. The Company incurred a deficit of $ 134,167 in its development stage.

ORGANIZATION COSTS

          The Company has incurred various expenditures in the formation of its corporate and organizational structure. In accordance with SOP 98-5, these costs will be expensed as incurred.

REVENUE RECOGNITION

          Revenue is recognized when thoroughbred horses are purchased for cash or approved credit and title is transferred to the purchaser. The purchaser is responsible for delivery and ultimate possession of the horses acquired.

DEFERRED REGISTRATION COSTS

           The Company has incurred various costs to prepare and file the required documents for any future stock offering. These costs will be offset against the proceeds of a successful offering, or expensed if unsuccessful. Registration costs include legal, accounting, and out-of -pocket expenses applicable to future stock offering.

INVESTMENT IN THOROUGHBRED HORSES

          The Company’s investment in thoroughbred horses are stated at the lower of cost or market. Costs of maintaining horses and other direct horse related costs are expensed in the period incurred. The horses are titled in the name of Mr. Tilton the CEO of the Company for his business connections in the thoroughbred horse industry.

MANAGEMENT ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

THOROUGHBRED INTEREST, INC. NOTES TO FINANCIAL STATEMENTS - Continued MARCH 31, 2003

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

NET LOSS PER COMMON SHARE

           The Company reports earnings per share in accordance with SFAS No. 128, " Earnings per Share." Basic earnings per share is computed by dividing income (loss ) available to common stockholders by the weighted average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive.

	For the three months ended March 31,
	2003	2002
Options outstanding under the Company's stock option plan	3,000,000	3,000,000
Common stock issuable upon conversion of certain Notes Payable*	24,000,000	4,750,000
Warrants issued in connection with Notes Payable	2,375,000	2,375,000
Common Stock issuable upon conversion of Preferred Stock*	33,000,000	-

* Based upon 80% of closing bid price on April 16, 2003 of $0.019

NOTE 2 – RELATED PARTY TRANSACTIONS

           The Company has issued 24,000,000 shares of common stock to its founder at a par value of $ .001 for his time and effort in establishing the Company.

            The founder of the Company has assumed the role of CEO and Chairman of the Board of Directors at a salary and a stock option plan subject to the approval by the Board of Directors. The financial statements reflect $90,000 of accrued compensation in accordance with the agreement to be paid upon sufficient cash flow. The employment agreement commenced on January 3, 2000 for a three year period ending December 31, 2002. The base salary under this agreement is as follows: $ 90,000, $ 120,000 and $ 180,000 for the years 2000, 2001 and 2002, respectively. The employment agreement has been deferred until the Company has achieved sufficient cash flow to incur these expenditures. The CEO has irrevocably elected to waiver his compensation. As of December 31, 2002 no compensation is due under this agreement. The Company is currently working on a new employment agreement with the CEO and expects to complete during the second quarter of 2003.

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

THOROUGHBRED INTEREST, INC. NOTES TO FINANCIAL STATEMENTS - Continued MARCH 31, 2003

NOTE 2 – RELATED PARTY TRANSACTIONS — CONTINUED

        The CEO has advanced funds to the Company as a interest bearing 6% per annum secured loan pursuant to a written promissory dated October 31, 2000. The loan is payable in full on or before October 31, 2003. The security consists of certain horses held in inventory. The loan is convertible into common stock ("Converted shares" ) of the Company at $ .10 per share and warrants exercisable into one-half the number of "converted shares" at $.15 per share.. As of March 31, 2003, the loan balance was $32,376. The stock warrants expire at the end of five years from the date of conversion of "converted shares". The Company used the Black-Scholes model to determine the fair market value of these benefits which is $ 0. There is no expense recognized for the conversion feature of the loan payable due to the conversion price being equal to the fair value of the Company's common stock.

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

THOROUGHBRED INTEREST, INC. NOTES TO FINANCIAL STATEMENTS - Continued MARCH 31, 2003

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

          A summary of the status of the Company’s stock option plan at March 31, 2003:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2003	3,000,000	$0.10
Granted	--	--
Exercised	--	--
Forfeited	--	--

Outstanding at March 31, 2003	3,000,000	$0.10

Options exercisable at year-end	3,000,000	$0.10

THOROUGHBRED INTEREST, INC. NOTES TO FINANCIAL STATEMENTS - Continued MARCH 31, 2003

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

NOTE 5 – NOTES PAYABLE

            On September 30, 1999 pursuant to a written promissory note the Company was loaned $300,000 from Augustine Fund, L.P. The note has no stated interest but calls for the payment of $375,000 in (180) one hundred eighty days from September 30, 1999. The Augustine Fund L.P. has the right to convert all or any portion of the $375,000 into 3,750,000 shares of common stock (the "Converted Shares ") at $0.10 per share and warrants exercisable into one-half the number of Converted Shares (1,875,000 shares) at $0.15 per share. As security for this loan, the President of the company placed in escrow 6,000,000 restricted shares of common stock, which has since been released. On November 4, 2002 the Augustine Fund, L.P. granted the company a 180 day extension and the Company modified the terms of the Note to allow it to become convertible into common stock at conversion price equal to 80% of the market price. In addition, the extension calls for the accrual of interest on the unpaid balance of $375,000 at 18% per annum. As of December 31, 2002, the Augustine Fund L.P. elected to convert $12,100 of its loan into 356,797 shares of common stock. The Augustine Fund extended their Note until November 4, 2003.

            On December 15, 1999, pursuant to convertible promissory note, the Company was loaned $50,000 from Andrew Dyer (an individual). The note is unsecured and bears interest at 12% per annum payable including interest on or before August 13, 2000. On February 10, 2000 the Company received an additional $50,000 under the same terms. The promissory notes are both convertible into 500,000 shares of common stock (the "Converted Shares") at $0.10 per share and warrants exercisable into one-half the number of Converted Shares (250,000 shares ) at $0.15 per share. The Company used the Black-Scholes model to determine the fair value of these warrants which is $ 0. There is no expense recognized for the conversion feature of these notes due to the conversion price being equal to the fair value of the Company's common stock. The due date of the notes plus accrued interest has been extended to December 31, 2002. The note has been subsequently converted to 1,238,350 shares of common stock effective as of January1, 2002.

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

THOROUGHBRED INTEREST, INC. NOTES TO FINANCIAL STATEMENTS - Continued MARCH 31, 2003

NOTE 7 – GOING CONCERN

            The Company has prepared its financial statement assuming a going concern. Due to the Company's unsuccessful attempts to raise sufficient funding and its previous sustained operating losses has reduced its working capital to an unacceptable level to pursue its business plan. The Company has received extensions of its indebtedness to the Augustine Fund L P in the past; it is uncertain whether an additional extension will be granted on November 4, 2003 for an extended time to satisfy its obligation of $362,900 as well as the required dividends of $10,000 per month to the preferred stock holder which has a principal balance of 500,000 and accrued dividends of $115,000. The note maker and preferred stockholder has expressed a willingness to convert its debt and equity for shares of common stock recently, but due to the uncertainty for the market of the Company's stock, there are no assurances that this will be continued at this time. The Company anticipates the filing of a stock SB-2 registration in the near future and will continue to pursue venture capital.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Quarterly Report on Form 10-QSB and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27a of the securities act and section 21e of the exchange act. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward looking statements.

     The following discussion should be read in conjunction with Thoroughbred Interests' financial statements and the related notes included in this Form 10-QSB.

Overview

     Thoroughbred Interests was incorporated under the laws of the State of Nevada in 1999. Following its incorporation, Thoroughbred Interests entered into the "pinhooking" and racing of thoroughbred horses. To date, substantially all of Thoroughbred Interests' revenues have been generated from the pinhooking of thoroughbred horses.

Operating Results for the Twelve Months Ended December 31, 2002 and 2001

      Revenues.     Our revenues for the three months ended March 31, 2003 were $322,614 compared to $816,895 for the same period in 2002. The decrease is reflective of the fact that less sales of horses occurred in the same period in 2003.

      Cost of Horses Sold.     Our cost of horses sold for the three months ended March 31, 2003 was $164,800 compared to $370,000 for the same period in 2002. The decrease in the cost of horses sold for 2002 is reflective of fewer horses being sold during the same period in 2003.

     Operational Expenses      Our operational expenses for the three months ended March 31, 2003 were $198,594 compared to $193,554 for the same period in 2002. The increase in operational expenses during the period were minimal compared to the same period in 2002.

     General and Administrative.       Our general and administrative expenses for the three months ended March 31, 2003 were $34,772 compared to $41,548 for the same period in 2002. The decrease is general and administrative expenses were minimal compared to the same period in 2002.

     Interest Expense.       Our interest expense for the three months ended March 31, 2003 was $16,330 compared to $8,300 for the same period in 2002. The increase in interest expense is the result of the Augustine Note accruing interest at the rate of 18% per annum whereas in the same period in 2002, it did not accrue any interest.

     Net Income (Loss).       Our net loss for the three months ended March 31, 2003 was $91,882 compared to net income of $203,493 for the same period in 2002. The turnaround in profitability is the result of fewer horses offered for sale, fewer sales of horses and increased costs associated with the business. The increased costs include higher expenses for accounting and legal, interest expense with the Augustine Note and dividends payable with the Pinnacle Partners Preferred Stock for the same period in 2003.

     Changes In Balance Sheet.       At March 31, 2003, the Company had current assets of $460,789 as compared to $495,069 at December 31, 2002, total assets of $460,789 at March 31, 2003 as compared to $559,649 at December 31, 2002, total liabiities of $705,894 as compared to $682,872 at December 31, 2002 and stockholders' equity (deficit) at March 31, 2003 of ($245,105) as compared to ($123,223) at December 31, 2002. The minimal decrease in current and total assets is the result of fewer horses being held in inventory, increase in total liabilities is the result of a related loan payable and the decrease in stockholders' equity (deficit) was primarily the result of the loss incurred during the March 31, 2003 period.

     Liquidity and Capital Resources.      We have received an extension of our note obligations of $362,900 with the Augustine Fund until November 4, 2003. The Company does not have sufficient cash to pay the note or interest and expects the Augustine Fund to continue to convert their note and interest into stock. The Company also has a preferred stock outstanding in the principal amount of $500,000 as of March 31, 2003 with Pinnacle Partners and is accruing dividends on the principal at the rate of $10,000 per month. As of March 31, 2003, accrued dividends totaled $115,000. The Company does not have sufficient cash to pay the principal or dividends and expects Pinnacle to convert its principal and accrued dividends into stock over time. The Company has not been able to pay the CEO a salary and the CEO has elected to defer any salary until cash flow is sufficient or the Company is able to raise sufficient capital. The Company will need to raise additional capital to maintain sufficient credit to continue its business plan.

     Cash Requirements.       We estimate that we require a minimum of approximately $500,000 and a maximum of approximately $1,500,000 to operate for the next 12 months. The minimum of $500,000 is required for operating expenses. The maximum will be required, however, if the Augustine Fund does not convert their promissory note of approximately $362,000 into Common Stock of the Company and the preferred stock holder does not convert its principal balance of $500,000 and accrued dividends of $115,000 into Common Stock of the Company. The Augustine Note was extended until November 4, 2003 and the Company expects them to extend it further. Additionally, The Augustine Fund began converting some of its Note into Common Stock of the Company during the fourth quarter of 2002. Approximately $12,000 was converted. The Company also expended $10,000 in January to waive the obligation to register the shares underlying the shares of the preferred stock. However, the Company nevertheless plans on filing a Form SB-2 registration statement during the second quarter of 2003 to register the common stock underlying the preferred stock.

     Additionally, as of March 31, 2003, we held full title to 4 thoroughbred horses and ownership interests, ranging from 5% to 90% in two thoroughbreds. We expect to generate approximately $150,000 to $300,000 in revenue from the sales of these horses. This projection is based upon our historical performance to date. Specifically, we have pinhooked approximately 45 horses since the inception of the Company.

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

     If we are required to obtain loan financing, the amount of our profits, if any, will decrease or the amount of our losses will increase due to the interst charged on the loan. Loan financing may subject our operations to restrictions imposed by the lending institution, hindering our ability to operate in the manner best determined by our management and/or Board of Directors, with the potential that such restrictions will impede or prevent our growth and/or negatively impact our level of profits. Additionally, the use of debt financing or leverage would subject us to the risk that any downturns in the thoroughbred industry and any changes in interest rates (if we ahve an adjustable rate loan) will substantially increase the liklihood that our operations will become unprofitable, possibly causing us to become illiquid, bankrupt or to dissolve the corporation.

     To the extent we are unable to meet our operating expenses or matured notes payable, or redeem preferred stock, we may borrow from our president or others, or we may attempt to raise capital from large institutional investment equity funds. Mr. Tilton is not legally required to loan any money to us. If we are unable to borrow or raise capital, we will have no choice but to sell thoroughbreds to meet our operating expenses and/or obligations under the matured notes and preferred stock. In the event any of our thoroughbreds have to be sold on an expedited basis we expect that they would have to be sold at a discount to their fair market price. Any funds generated from sales of horses or from equity investments, if any, in our company that exceeds our operating expenses and debt repayments will be used to purchase additional thoroughbred horses.

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

      As of December 31, 2002, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment, except for the threatened, but not pending, claim by a former printing company Starkey & Hendricks for $57,030. This claim is currently in settlement discussions.

Item 2.   Change in Securities and Use of Proceeds

      [JIM TILTON/STEVE PAPPAS TO PROVIDE INFORMATION FOR THIS SECTION]

Item 3.   Defaults Upon Senior Securities

      None.

Item 4.   Submission of Matters to a Vote of Security Holders

      None.

Item 5.   Other Information

      Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

      The following Exhibits are filed herewith and made part hereof.

No.	Description

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Accounting Officer

REPORTS ON FORM 8-K:    For the quarter ended March 31, 2003, and through the date of this report, the Company furnished a report on Form 8-K on May 6, 2003 regarding its earnings for the year ended December 31, 2002.

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

Date:	June 3, 2003	By:	/s/ James D. Tilton
James D. Tilton Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

        Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James D. Tilton, Chief Financial Officer of Thoroughbred Interests, Inc., certify that:

1.	I have reviewed this Annual Report on Form 10-KSB of Thoroughbred Interests, Inc. (the “Registrant”);

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

Date:	June 3, 2003	By:	/s/ James D. Tilton
James D. Tilton Chairman of the Board, President, and Chief Financial Officer (Principal Accounting Officer)

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOROUGHBRED INTERESTS, INC.
Registrant

Date:	June 3, 2003	By:	/s/ James D. Tilton
James D. Tilton Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

          In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Tilton, Jr James D. Tilton, Jr. (Principal Executive Officer and Principal Accounting Officer)	Chairman President and Chief Executive Officer	June 3, 2003