Form 10KSB/A
period 2002-12-31
THOROUGHBRED INTERESTS INC
filed 2003-06-17
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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
Yes    ☒           No    ☐

   Check of there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained , to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

   Registrant’s revenues for its most recent fiscal year (ended December 31, 2002): $1,972,307

   Aggregate market value of voting stock held by non-affiliates: N/A

   Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

   29,292,813 common shares were outstanding as of December 31, 2002.

THOROUGHBRED INTEREST, INC.
FORM 10-KSB/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

EXPLANATORY NOTE

          This Form 10-KSB/A is being filed solely for the purpose of revising management’s discussion and analysis of financial condition and results of operations that was contained in the Form 10-KSB filed with the Commission on April 22, 2003. Other than the revised management’s discussion and analysis, which appears on page 8 to this Form 10-K/A and there are no changes to the original Form 10-KSB.

          This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB.

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
also sells a Deputy Commander Filly for $290,000 which was also purchased at the
Keeneland September 2001 Sale for $50,000. These figures are before associated expenses.

(e) May 2002:	The Company sold at the Fasig Tipton Maryland Two-Year Olds in Training Sale an
End Sweep Filly for $145,000. The horse was originally purchased at the Fasig
Tipton October 2001 Midatlantic sale for $30,000. These figures are before associated expenses.

(f) June -	The Company sold five horses at various prices suffering a loss on the group
September 2002:	before associated expenses. The estimated loss before expenses was approximately
$40,000.

(g) December 2002:	Bootleg and Susy was claimed for a loss. The approximate loss before expenses was
$30,000.

(h) January 2003:	45% of Stravinsky/Slide By was sold for a loss of approximately $7500 before associated expenses.

(i) February 2003:	90% of Two Punch/Why Walk sold for a profit of approximately $7,500 before associated expenses.

(j) March 2003:	Hennessy/Skyward Melody was sold for a loss of approximately $7,500 before associated expenses. 90% of Maria’s Mon/I Love Green sold for a profit of $10,000 before associated expenses. 90% of Solver/Liz Cee sold for a profit of
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

     Our business operations are subject to all government regulations normally incident to conducting business (e.g., occupational safety and health acts, workmen’s compensation statutes, unemployment insurance legislation, income tax and social security laws and regulations, environmental laws and regulations, consumer safety laws and regulations, etc.) as well as to governmental laws and regulations applicable to small public companies and their capital formation efforts. In addition, we are subject to laws and regulations regarding the purchase, sale, breeding, transportation, care, and possibly, racing of horses. Although we will make every effort to comply with applicable laws and regulations, we can provide no assurance of our ability to do so, nor can we predict the effect of those regulations on our proposed business activities.

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

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     A limited public market for the Company’s Common Stock exists on the NASDAQ Bulletin Board under the symbol "TBIN."

     The following table sets forth the range of high and low closing prices for the Company’s Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions. The Company’s Common Stock commenced trading on November 30, 2001.

	High	Low
For the quarter ended March 31, 2003	$0.050	$0.023

For the year ended December 31, 2002:
March 31	$0.260	$0.060
June 30	$0.140	$0.080
September 30	$0.085	$0.050
December 31	$0.085	$0.031

For the year ended December 31, 2001:
December 31	$0.20	$0.15

     As of March 31, 2003, there were approximately 425 record holders of the Company’s Common Stock.

     The Company has not paid any cash or other dividends on its Common Stock since its inception and does not anticipate paying any such dividends in the foreseeable future. The Company intends to retain any earnings for use in the Company’s operations and to finance the expansion of its business.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Annual Report on Form 10-KSB/A and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27a of the securities act and section 21e of the exchange act. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward looking statements.

     The following discussion should be read in conjunction with Thoroughbred Interests’ financial statements and the related notes included in this Form 10-KSB/A.

Overview

     Thoroughbred Interests was incorporated under the laws of the State of Nevada in 1999. Following its incorporation, Thoroughbred Interests entered into the “pinhooking” and racing of thoroughbred horses. To date, substantially all of Thoroughbred Interests’ revenues have been generated from the pinhooking of thoroughbred horses.

Operating Results for the Twelve Months Ended December 31, 2002 and 2001

      Revenues.     Thoroughbred Interests’ revenues for the twelve months ended December 31, 2002 were $1,972,307 compared to $883,179 for the same period in 2001. This increase in revenues for 2002 resulted from the larger number of horses sold during fiscal year 2002 than fiscal year 2001.

      Cost of Horses Sold.     The cost of horses sold for the twelve months ended December 31, 2002 was $810,500 compared to $409,165 for the same period in 2001. The increase in the cost of horses sold for 2002 is reflective of the fact that more sales of horses occurred during fiscal year 2002.

     Gross Profit.      Our gross profit for the twelve months ended December 31, 2002 was $1,161,807 compared to $474,014 for the same period ended in 2001. The increase in gross profit for 2002 is the result of more horses being sold at a profit during fiscal year 2002 than during fiscal year 2001.

     Operational Expenses      Our operational expenses for the twelve months ended December 31, 2002 were $844,124 compared to $451,851 for the same period in 2001. The increase in operational expenses for 2002 is the result of more horses being sold as well as increase costs associated with raising capital and professional fees.

     General and Administrative.       Our general and administrative expenses for the twelve months ended December 31, 2002 were $212,662 compared to $147,509 for the same period in 2001. This increase is due to increased business activity in fiscal year 2002.

     Interest Expense.       Our interest expense for the twelve months ended December 31, 2002 was $23,574 versus $39,850 for 2001. The decrease in interest expense in fiscal year 2002 was due to the note conversions and repayment of certain related party loans.

     Net Income.       Our net income for the twelve months ended December 31, 2002 was $81,447 versus a loss in 2001 of ($165,196). The turnaround in profitability in fiscal year 2002 was reflective of more horses being sold profitably during fiscal year 2002.

     Changes In Balance Sheet.       As of December 31, 2002, Thoroughbred Interests had current assets of $495,069 as compared to $1,193,322 at December 31, 2001, total assets of $559,649 at December 31, 2002 as compared to $1,193,322 at December 31, 2001 and stockholders’ equity (deficit) at December 31, 2002 of ($123,223) as compared to ($690,635) at December 31, 2001. The decrease in current and total assets in fiscal year 2002 was primarily the result of less horses inventoried and repayment of certain related party loans. The increase in stockholders’ equity (deficit) was primarily the result of profitability and the competition of the preferred stock offering during 2002.

     Liquidity and Capital Resources.      As of December 31, 2002, Thoroughbred Interests had current assets of $495,069 as compared to $1,193,322 at December 31, 2001, total assets of $559,649 at December 31, 2002 as compared to $1,193,322 at December 31, 2001 and stockholders’ equity (deficit) at December 31, 2002 of ($123,223) as compared to ($690,635) at December 31, 2001. The decrease in current and total assets in fiscal year 2002 was primarily the result of less horses inventoried and repayment of certain related party loans. The increase in stockholders’ equity (deficit) was primarily the result of profitability and the competition of the preferred stock offering during 2002.

     Cash Requirements.       We estimate that we require a minimum of approximately $500,000 and a maximum of approximately $1,500,000 to operate for the next 12 months. The minimum of $500,000 is required for operating expenses. The maximum will be required, however, if the Augustine Fund does not convert their promissory note of approximately $362,000 into Common Stock of the Company and the preferred stock holder does not convert its principal balance of $500,000 and accrued dividends of $85,000 into Common Stock of the Company. The Augustine Note was extended until May 4, 2003 and the Company expects them to extend it further. Additionally, The Augustine Fund began converting some of its Note into Common Stock of the Company during the fourth quarter of 2002. Approximately $12,000 was converted. The Company also expended $10,000 in January to waive the obligation to register the shares underlying the shares of the preferred stock. However, the Company nevertheless plans on filing a Form SB-2 registration statement during the second quarter of 2003 to register the common stock underlying the preferred stock.

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

     JAMES "JIM" D. TILTON, JR., has served as Chairman of our Board of Directors, Chief Executive Officer, President, Secretary, Treasurer and Sole Director since our formation. Mr. Tilton has more than 16 years experience in the securities industry. From 1995-1996, he was stockbroker at Morgan Keegan. From 1997-1999, he worked independently in the securities industry, specializing in corporate finance/investment banking. Mr. Tilton has been involved in the financing of private and public small growth companies. Mr. Tilton holds Series 7, Series 24, Series 63 and Series 65 licenses. He also holds a license through the State of Kentucky to sell insurance products. He has been inactive since January 31, 1999 in order to devote his full attention to matters involving Thoroughbred Interests, Inc. and TuneIn Media, Inc. Since January, 1999, Mr. Tilton has also been TuneIn Media, Inc.’s Chief Executive Officer and President. TuneIn Media, Inc. was an interactive media content provider with a network of integrated technology business, and currently is a dormant company. He is the Chairman of its Board of Directors, and holds a significant equity position in it. Mr. Tilton has a B.A. in Political Science with an emphasis in Accounting/Business from the University of Louisville.

(b) Other significant employees: None.

(c) Family Affiliations. None.

(d) Involvement in certain legal proceedings. None.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Pursuant to Section 16 of the Exchange Act, the Company’s Directors and executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended December 31, 2000, except that Jim Tilton filed a late Form 3.

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

(3)  Includes 3,000,000 options to purchase 3,000,000 shares of the Company’s Common Stock pursuant to the Company’s Millennium Stock option Plan. All of the options are vested.

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

     Subsequently, due to our 2 for 1 stock split, Mr. Tilton’s shares were increased to 24,000,000 shares. 7,905,000 of these shares are being held in escrow in the name of Herb Sommer as security for the certain Joseph Stevens stock loan previously described.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following Exhibits are filed herewith and made a part hereof.

No.	Description
3.1	Articles of Incorporation of Thoroughbred Interests, Inc., dated March 25, 1999*

3.2	By-Laws of Thoroughbred Interests, Inc.*

4.1	Promissory Note dated September 30, 1999, between Thoroughbred Interests, Inc. and Augustine Fund, L.P.*

4.2	Note Extension Agreement between Thoroughbred Interests, Inc. and Augustine Fund, L.P. dated March 22, 2000*

4.3	Note Extension Agreement between Thoroughbred Interests, Inc. and Augustine Fund, L.P. dated October 3, 2000*

4.4	Amended Promissory Note dated November 21, 2000, between Thoroughbred Interests, Inc. and Augustine Fund, L.P.*

4.5	Note Extension Agreement dated March 31, 2001, between Thoroughbred Interests, Inc. and Augustine Fund, L.P.**

4.6	Promissory Note dated December 15, 1999, between Thoroughbred Interests, Inc. and Mr. Andrew Dyer*

4.7	Promissory Note dated January 31, 2000, between Thoroughbred Interests, Inc. and Mr. Andrew Dyer*

4.8	Note Extension Agreement between Thoroughbred Interests, Inc. and Mr. Andrew Dyer, dated October 11, 2000*

4.9	Amended Promissory Note dated November 21, 2000, between Thoroughbred Interests, Inc. and Mr. Andrew Dyer*

4.10	Amended Promissory Note dated November 21, 2000, between Thoroughbred Interests, Inc. and Mr. Andrew Dyer*

4.11	Note Extension Agreement dated April 12, 2001, between Thoroughbred Interests, Inc. and Mr. Andrew Dyer

4.12	Secured Promissory Note dated October 31, 2000, between James D. Tilton and Thoroughbred Interests, Inc.*

4.13	Amended Secured Promissory Note dated April 12, 2001, between Thoroughbred Interests, Inc. and James D. Tilton*

10.1	Indemnity Agreement dated September 27, 1999, between James D. Tilton and Thoroughbred Interests, Inc.*

10.2	Stock Escrow Agreement dated September 30, 1999, by and between James D. Tilton, The Augustine Fund, and H. G. Bagwell*

10.3	Pledge and Security Agreement dated September 30, 1999 between James D. Tilton and the Augustine Fund, LP*

10.4	Thoroughbred Interests, Inc. Millennium Stock Option Plan*

10.5	Internet Domain Name Purchase Agreement, dated September 30, 2000*

10.6	Employment Agreement dated January 3, 2000 between James D. Tilton and Thoroughbred Interests, Inc.*

10.7	Lease Agreement dated November 11, 1999 between Goodshape LLC and Jim D. Tilton, Jr.*

10.8	Pledge and Security Agreement dated October 31, 2000, between James D. Tilton and Thoroughbred Interests, Inc.*

23.1	Consent of Baum & Company, P.A.*

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Accounting Officer

*  Incorporated by reference to the Company’s Form 10-SB, as amended, filed with the Securities and Exchange Commission on July 5, 2000.

**  Incorporated by reference to the Company’s Form 10-KSB, filed with the Commission on April 22, 2003.

REPORTS ON FORM 8-K: None

ITEM 14. CONTROLS AND PROCEDURES.

      As required by SEC rules, I have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing of this annual report. This evaluation was carried out under the supervision and with the participation of our principal executive and financial officer. Based on this evaluation, he has concluded that the design and operation of the Company’s disclosure controls and procedures are effective. There were no significant changes to the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

      Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file under the Exchange Act is accumulated and communicated to the principal executive and financial officer to allow timely decisions regarding required disclosure.

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOROUGHBRED INTERESTS, INC.
Registrant

Date:	June 13, 2003	By:	/s/ James D. Tilton
James D. Tilton Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

          In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Tilton, Jr James D. Tilton, Jr. (Principal Executive Officer and Principal Accounting Officer)	Chairman President and Chief Executive Officer	June 13, 2003

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

/s/ James D. Tilton
James D. Tilton
Chief Executive Officer
June 13, 2003

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

Date:	June 13, 2003	By:	/s/ James D. Tilton
James D. Tilton Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

        Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James D. Tilton, Chief Financial Officer of Thoroughbred Interests, Inc., certify that:

1.	I have reviewed this Annual Report on Form 10-KSB of Thoroughbred Interests, Inc. (the “Registrant”);

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

Date:	June 13, 2003	By:	/s/ James D. Tilton
James D. Tilton Chairman of the Board, President, and Chief Financial Officer (Principal Accounting Officer)

THOROUGHBRED INTEREST, INC. FINANCIAL STATEMENTS DECEMBER 31, 2002 AND 2001

BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive, Suite, 209
Coral Springs, Florida 33071

INDEPENDENT AUDITORS’ REPORT

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

           The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements the Company’s dependence on outside financing, lack of existing commitments from lenders to provide necessary financing and lack of sufficient working capital raise substantial doubts about its ability to continue as a going concern. Management’s plans concerning these maters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baum & Company, P.A.

Coral Springs, Florida
April 10, 2003

THOROUGHBRED INTEREST, INC. BALANCE SHEETS DECEMBER 31, 2002 AND 2001
	December 31,
	2002	2001
Assets:		(restated)
Current assets
Cash	-	$8,979
Accounts receivable	6,935	-
Investment in thoroughbred horses	488,134	1,184,343

	495,069	1,193,322
Other assets
Loan Receivable - related party	64,580	-

Total Assets	$559,649	$1,193,322

Liabilities & Stockholders’ Equity:
Current Liabilities
Bank overdraft	$5,142	$-
Note payable (note 5)	362,900	400,000
Accounts payable and accrued expenses	229,830	758,446
Accrued compensation - related party	-	90,000
Accrued dividends	85,000	-

	682,872	1,248,446
Other liabilities
Note payable - related party	-	635,511

	682,872	1,883,957
Stockholders’ Equity:
Preferred stock, par value $0.001, 10,000 shares authorized, 5,000
and 0 shares issued in 2002 and 2001, respectively	$5	$-
Common stock, par value $0.001, 100,000,000 shares authorized;
29,292,813 and 26,661,000 shares issued and outstanding
in 2002 and 2001, respectively	29,292	26,661
Additional paid-in capital	586,118	17,789
Accumulated deficit	(738,638)	(735,085)

	(123,223)	(690,635)

Total Liabilities & Stockholders’ Equity	$559,649	$1,193,322

The accompanying notes are an integral part of these financial statements.

THOROUGHBRED INTEREST, INC. STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
	2002	2001
		(restated)
Revenues	$1,875,307	$883,179
Revenues - related party	97,000	-

	1,972,307	883,179
Cost of horses sold	810,500	409,165

Gross profit	1,161,807	474,014

Operational expenses	844,124	451,851
General & administrative	212,662	147,509

Total operating expenses	1,056,786	599,360

Net income (loss) before other income and expense	105,021	(125,346)

Other income and expense
Interest income	813	-
Interest expense	(10,887)	(12,000)
Interest expense - related party	(13,500)	(27,850)

	(23,574)	(39,850)

Net income (loss) before provision for income taxes	81,447	(165,196)
Provision for income taxes	-	-

Net income (loss)	$81,447	$(165,196)

Net (loss) per common share - basic	$0.00	$0.01
Weighted average number of common shares outstanding	28,094,236	26,661,000

The accompanying notes are an integral part of these financial statements.

THOROUGHBRED INTEREST, INC. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
							Total
	Common Stock		Preferred Stock		Additional	Accumulated	Stockholders’
					Paid-in	Deficit	Equity
	Shares	Amount	Shares	Amount	Capital	(restated)	(Deficiency)

Balance - December 31, 2000	26,411,000	$26,411	-	-	$5,539	$(409,036)	$(377,086)

Common stock issued for
consulting fees	250,000	250	-	-	12,250	-	12,500
Net loss	-	-	-	-	-	(326,049)	(326,049)

Balance - December 31, 2001	26,661,000	26,661	-	-	17,789	(735,085)	(690,635)

Redemption of note payable	1,238,600	1,238	-	-	122,262	-	123,500
Common stock issued for
underwriting fee	1,000,000	1,000	-	-	39,000	-	40,000
Preferred stock issued for cash	-	-	5,000	5	394,995	-	395,000
Common stock issued for
consulting fee	2,000,000	2,000	-	-	18,000	-	20,000
Cancellation of common
stock issued for
consulting fees	(1,963,484)	(1,963)	-	-	(17,672)	-	(19,635)
Common stock issued for
debt conversion	356,797	356	-	-	11,744	-	12,100
Net income	-	-	-	-	-	81,447	81,447
Dividends accrued	-	-	-	-	-	(85,000)	(85,000)

Balance - December 31, 2002	29,292,813	29,292	5,000	$5	586,118	$(738,638)	$(123,223)

The accompanying notes are an integral part of these financial statements.

THOROUGHBRED INTEREST, INC. STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
	For the years ended December 31,
	2002	2001
		(restated)
Cash flows from operating activities:
Net income (loss)	$81,447	$(326,049)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Common stock issued for interest expense	23,500	--
Common stock issued for services	-	12,500
Changes in operating assets and liabilities
(Increase) in accounts receivable	(6,935)	-
Increase (decrease) in investment in thoroughbred horses	696,209	(351,847)
(Decrease) in accrued compensation - related party	(90,000)	-
(Decrease) in accounts payable and accrued expenses	(453,251)	295,029

Net cash provided (used) from operations	250,970	(370,367)

Cash flows from financing activities:
(Increase) in deferred registration costs	-	49,348
Increase (decrease) in note payable - related party	(635,511)	326,587
(Increase) in Loan Receivable - related party	(64,580)	--
Proceeds of sale of preferred stock	435,000	--

Net cash provided (used) from financing activities	(265,091)	375,935

Net increase (decrease) in cash	(14,121)	5,568
Cash - beginning	8,979	3,411

Cash - ending	$(5,142)	$8,979

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest expense	$-	$-
Taxes Paid	$-	$-

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

	For the years ended December 31,
	2002	2001
Options outstanding under the Company’s stock option plan	3,000,000	3,000,000
Common stock issuable upon conversion of certain Notes Payable*	24,000,000	4,750,000
Warrants issued in connection with Notes Payable	2,375,000	2,375,000
Common stock issuable upon conversion of
Loans Payable - Related Party	-	3,000,000
Warrants issued in conjunction with Loan payable - related party	-	1,500,000
Common Stock issuable upon conversion of Preferred Stock	33,000,000	-

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

            In addition the CEO has received a grant of incentive stock options pursuant to Company’s Millennium Stock Option Plan of three million shares of common stock.

NOTE 2 – RELATED PARTY TRANSACTIONS — CONTINUED

        The CEO has advanced funds to the Company as a interest bearing 6% per annum secured loan pursuant to a written promissory dated October 31, 2000. The loan is payable in full on or before October 31, 2003. The security consists of certain horses held in inventory. The loan is convertible into common stock ("Converted shares" ) of the Company at $ .10 per share and warrants exercisable into one-half the number of "converted shares" at $.15 per share.. As of December 31, 2002, the loan has been paid in full. The stock warrants expire at the end of five years from the date of conversion of "converted shares". The Company used the Black-Scholes model to determine the fair market value of these benefits which is $ 0. There is no expense recognized for the conversion feature of the loan payable due to the conversion price being equal to the fair value of the Company’s common stock.

        The Company commenced in April 2000 utilizing an office facility leased by the CEO on an informal agreement at $2,638 per month to conduct its business operations. In review of this transaction, the disclosures pursuant to FASB 13 is not required since the Company has no legal commitment for future payment of rent at its option. The Company in the normal course of its business operates in conjunction with its CEO in various business dealings. In order to achieve certain economic savings, the Company has conducted itself in certain horse related transactions such as boarding, training, insurance coverage in the name of the CEO. The Company had sales of horses to its CEO and President in 2002 of $97,000.

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

i.)     In April 2002 the Company issued 5,000 shares of preferred stock for $500,000. The stock purchase agreement requires the Company to pay a preferred stock dividend of $2.00 per share per month. As of December 31, 2002, the Company is delinquent on the payment of these dividends. Preferred dividends of $85,000 have been accrued as of December 31, 2002. On December 31, 2002, the holder of the preferred stock has executed an agreement to extend the time for the Company to file a SEC registration in order to convert the preferred shares into shares of common stock. A fee of $10,000 was paid to the preferred stock holder for his extension. The has determined by the Company’s management and its legal counsel no to be construed as a mandatory redeemable preferred stock, thus only redeemable into common stock.

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

            December 15, 1999, pursuant to convertible promissory note the Company was loaned $50,000 from Andrew Dyer (an individual). The note is unsecured and bears interest at 12% per annum payable including interest on or before August 13, 2000. On February 10, 2000 the Company received an additional $50,000 under the same terms. The promissory notes are both convertible into 500,000 shares of common stock (the "Converted Shares") at $0.10 per share and warrants exercisable into one-half the number of Converted Shares (250,000 shares ) at $0.15 per share. The Company used the Black-Scholes model to determine the fair value of these warrants which is $ 0. There is no expense recognized for the conversion feature of these notes due to the conversion price being equal to the fair value of the Company’s common stock. The due date of the notes plus accrued interest has been extended to December 31, 2002. The note has been subsequently converted to 1,238,350 shares of common stock effective as of January1, 2002.

NOTE 6 – INCOME TAXES

           The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in results of operations in the period that includes the enactment date. Because of the uncertainty regarding the Company’s future profitability, the future tax benefit of its losses have been fully reserved for. Therefore, no benefit for the net operating loss has been recorded in the accompanying financial statements. The net operating losses of approximately $700,000 can be carried forward fifteen years through 2017 to be offset against net income.

NOTE 7 – GOING CONCERN

            The Company has prepared its financial statement assuming a going concern. Due to the Company’s unsuccessful attempts to raise sufficient funding and its previous sustained operating losses has reduced its working capital to an unacceptable level to pursue its business plan. The Company has received extensions of its indebtedness to the Augustine Fund L P in the past; it is uncertain whether an additional extension will be granted on May 4, 2003 for an extended time to satisfy its obligation of $362,900. The note maker has expressed a willingness to convert its debt for shares of common stock recently, but due to the uncertainty for the market of the Company’s stock, there are no assurances that this will be continued at this time. The Company anticipates the filing of a stock registration in the near future and will continue to pursue venture capital.

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