Form 10QSB
period 2003-06-30
THOROUGHBRED INTERESTS INC
filed 2003-08-26
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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
Yes    ☒           No    ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of June 30, 2003 - 32,641,452 shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes    ☐           No    ☒

THOROUGHBRED INTERESTS, INC.
FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2003

PART I   FINANCIAL INFORMATION

Item I.   Financial Statements

THOROUGHBRED INTERESTS, INC. BALANCE SHEETS JUNE 30, 2003 AND DECEMBER 31, 2002

	June 30, 2003	December 31, 2002
	(unaudited)
Assets:
Current assets
Cash	$3,266	$-
Accounts receivable	45,131	6,935
Investment in thoroughbred horses	142,500	488,134

	190,897	495,069
Other assets
Loan receivable - related party	-	64,580

Total Assets	$190,897	$559,649

Liabilities & Stockholders' Equity:
Current Liabilities
Bank overdraft	$6,424	$5,142
Note payable (note 5)	355,900	362,900
Accounts payable and accrued expenses	170,518	229,830
Accrued dividends	145,000	85,000

	677,842	682,872
Other liabilities
Note payable - related party	17,648	-

	695,490	682,872
Stockholders' Equity:
Preferred stock, par value $0.001, 10,000 shares authorized, 5,000
shares issued in 2003 and 2002	$5	$5
Common stock, par value $0.001, 100,000,000 shares authorized;
32,641,452 and 29,292,813 shares issued and outstanding
in 2003 and 2002, respectively	32,641	29,292
Additional paid-in capital	604,769	17,789
Accumulated deficit	(1,142,008)	(738,638)

	(504,593)	(123,223)

Total Liabilities & Stockholders' Equity	$190,897	$559,649

The accompanying notes are an integral part of these financial statements.

THOROUGHBRED INTERESTS, INC. STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
	2003	2002

Revenues	$57,500	$978,876
Cost of horses sold	104,650	314,000

Gross profit	(47,150)	664,376

Operational expenses	160,142	357,496
General & administrative	58,181	36,222

Total operating expenses	218,323	393,718

Net (loss) income before other income and expense	(265,473)	270,658

Other income and expense
Interest expense	(16,015)	-
Interest expense - related party	-	(5,200)

	(16,015)	(5,200)

Net (loss) income before provision for income taxes	(281,488)	265,458
Provision for income taxes	-	-

Net (loss) income	$(281,488)	$265,458

Net (loss) income per common share - basic	$(0.00)	$0.01
Weighted average number of common shares outstanding	30,182,269	28,867,392

The accompanying notes are an integral part of these financial statements.

THOROUGHBRED INTERESTS, INC. STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
	2003	2002

Revenues	$380,114	$1,795,771
Cost of horses sold	269,450	684,500

Gross profit	110,664	1,111,271

Operational expenses	358,735	551,050
General & administrative	92,953	77,770

Total operating expenses	451,688	628,820

Net (loss) income before other income and expense	(341,024)	482,451

Other income and expense
Interest expense	(32,346)	-
Interest expense - related party	-	(13,500)

	(32,346)	(13,500)

Net (loss) income before provision for income taxes	373,370	468,951
Provision for income taxes	-	-

Net (loss) income	$(373,370)	$468,951

Net (loss) income per common share - basic	$(0.00)	$0.01
Weighted average number of common shares outstanding	30,182,269	28,867,322

The accompanying notes are an integral part of these financial statements.

THOROUGHBRED INTERESTS, INC. STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
	For the six months ended June 30,
	2003	2002

Cash flows from operating activities:
Net (loss) income	$(373,370)	$443,951
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Common stock issued for interest expense	-	23,500
Common stock issued for consulting	15,000	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(38,196)	(253,614)
Decrease in investment in thoroughbred horses	345,634	791,643
Increase in bank overdraft	1,282	-
(Decrease) in accounts payable and accrued expenses	(89,312)	(590,547)
Increase in accrued compensation - related party	-	(90,000)
Increase in dividends payable	60,000	25,000

Net cash (used in) provided by operating activities	(78,962)	349,933

Cash flows from financing activities:
Increase in stockholder loan	82,228	(498,389)
Proceeds from sale of preferred stock	-	435,000

Net cash provided by (used in) financing activities	82,228	(63,389)

Net increase in cash	3,266	286,544
Cash - beginning	-	8,979

Cash - ending	$3,266	$295,523

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest expense	$-	$13,500
Taxes Paid	$-	$-

Non-Cash Transactions:
The Company issued 1,000,000 shares of common stock to satisfy a
     $100,000 convertible note payable in March 2002.

In May 2003, $7,000 of note payable was converted for 488,095 shares of common stock.

In June 2003, $10,000 of preferred stock was redeemed for 1,360,544 shares of common stock.

The accompanying notes are an integral part of these financial statements.

THOROUGHBRED INTERESTS, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2003

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

DEFERRED REGISTRATION COSTS

           The Company has incurred various costs to prepare and file the required documents for any future stock offering. These costs will be offset against the proceeds of a successful offering, or expensed if unsuccessful. Registration costs include legal, accounting, and out-of-pocket expenses applicable to future stock offering.

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

THOROUGHBRED INTERESTS, INC. NOTES TO FINANCIAL STATEMENTS - Continued JUNE 30, 2003

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

NET LOSS PER COMMON SHARE

           The Company reports earnings per share in accordance with SFAS No. 128, " Earnings per Share." Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive.

	For the six months ended June 30,
	2003	2002
Options outstanding under the Company's stock option plan	3,000,000	3,000,000
Common stock issuable upon conversion of certain Notes Payable*	24,000,000	4,750,000
Warrants issued in connection with Notes Payable	2,375,000	2,375,000
Common Stock issuable upon conversion of Preferred Stock*	33,000,000	-

* Based upon 80% of closing bid price on April 16, 2003 of $0.019

NOTE 2 – RELATED PARTY TRANSACTIONS

           The Company has issued 24,000,000 shares of common stock to its founder at a par value of $0.001 for his time and effort in establishing the Company.

            The founder of the Company has assumed the role of CEO, CFO and Chairman of the Board of Directors at a salary and a stock option plan subject to the approval by the Board of Directors. The employment agreement commenced on January 3, 2000 for a three year period ending December 31, 2002. The base salary under this agreement was as follows: $90,000, $120,000 and $180,000 for the years 2000, 2001 and 2002, respectively. The employment agreement was deferred until the Company has achieved sufficient cash flow to incur these expenditures. The CEO has irrevocably elected to waiver his compensation. As of March 31, 2003 no compensation is due under this agreement. The Company is currently working on a new employment agreement with the CEO and expects to complete during the third quarter of 2003.

            The agreement in addition to scheduled salary increases also provided for incentive bonuses in accordance with prescribed performance levels of the Company. The incentives were based on annual earnings of the Company before deduction of income taxes, depreciation and amortization ("EBIDA") The bonus was to be computed on annual base salary as detailed above at 30%, 50% and 100% of base salary if the EBIDA reaches $ 1,000,000, $ 2,000,000 and $ 3,000,000 respectively.

            In addition the CEO has received a grant of incentive stock options pursuant to Company's Millennium Stock Option Plan of three million shares of common stock.

THOROUGHBRED INTERESTS, INC. NOTES TO FINANCIAL STATEMENTS - Continued JUNE 30, 2003

NOTE 2 – RELATED PARTY TRANSACTIONS — Continued

        The CEO has advanced funds to the Company as a interest bearing 6% per annum secured loan pursuant to a written promissory dated October 31, 2000. The loan is payable in full on or before October 31, 2003. The security consists of certain horses held in inventory. The loan is convertible into common stock ("Converted shares" ) of the Company at $0.10 per share and warrants exercisable into one-half the number of "converted shares" at $0.15 per share. As of June 30, 2003, the loan balance was $17,648. The stock warrants expire at the end of five years from the date of conversion of "converted shares". The Company used the Black-Scholes model to determine the fair market value of these benefits which is $0. There is no expense recognized for the conversion feature of the loan payable due to the conversion price being equal to the fair value of the Company's common stock.

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

d.)     The Company by an unanimous consent in lieu of a special meeting of Directors approved a two (2) for one (1) forward stock split for all shares issued and outstanding effective July 23, 1999. The authorized shares of common stock increased from 50,000,000 to 100,000,000 and the par value remained at $0.001 per share.

e.)     The issued 25,000 of common stock in November 2000 for a domain name. The stock was valued at $0.10 per share. The value of this domain name has been expensed in 2000.

THOROUGHBRED INTERESTS, INC. NOTES TO FINANCIAL STATEMENTS - Continued JUNE 30, 2003

f.)     The Company issued 250,000 shares of restricted common stock to for consulting services on August 24, 2001 valued at $0.05.

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

l.)     In May of 2003, the Company issued 1,500,000 shares of restricted common stock for consulting services provided.

m.)     In June of 2003, the Company issued 589,870 shares of common stock to Pinnacle Investment Partners for the conversion of $10,000 of its preferred stock.

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

          A summary of the status of the Company’s stock option plan at June 30, 2003:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2003	3,000,000	$0.10
Granted	--	--
Exercised	--	--
Forfeited	--	--

Outstanding at June 30, 2003	3,000,000	$0.10

Options exercisable at year-end	3,000,000	$0.10

THOROUGHBRED INTERESTS, INC. NOTES TO FINANCIAL STATEMENTS - Continued JUNE 30, 2003

NOTE 4 – STOCK OPTION PLAN - Continued

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

NOTE 5 – NOTES PAYABLE

            On September 30, 1999 pursuant to a written promissory note the Company was loaned $300,000 from Augustine Fund, L.P. The note has no stated interest but calls for the payment of $375,000 in (180) one hundred eighty days from September 30, 1999. The Augustine Fund L.P. has the right to convert all or any portion of the $375,000 into 3,750,000 shares of common stock (the "Converted Shares ") at $0.10 per share and warrants exercisable into one-half the number of Converted Shares (1,875,000 shares) at $0.15 per share. As security for this loan, the President of the company placed in escrow 6,000,000 restricted shares of common stock, which has since been released. On November 4, 2002 the Augustine Fund, L.P. granted the company a 180 day extension and the Company modified the terms of the Note to allow it to become convertible into common stock at conversion price equal to 80% of the market price. In addition, the extension calls for the accrual of interest on the unpaid balance of $375,000 at 18% per annum. As of December 31, 2002, the Augustine Fund L.P. elected to convert $12,100 of its loan into 356,797 shares of common stock. The Augustine Fund extended their Note until November 4, 2003. In May 2003, the Augustine Fund converted $7,000 of its loan into 488,095 shares of common stock.

NOTE 6 – INCOME TAXES

           The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in results of operations in the period that includes the enactment date. Because of the uncertainty regarding the Company's future profitability, the future tax benefit of its losses have been fully reserved for. Therefore, no benefit for the net operating loss has been recorded in the accompanying financial statements. The net operating losses of approximately $1,000,000 can be carried forward fifteen years through 2017 to be offset against net income.

THOROUGHBRED INTERESTS, INC. NOTES TO FINANCIAL STATEMENTS - Continued JUNE 30, 2003

NOTE 7 – GOING CONCERN

            The Company has prepared its financial statements assuming a going concern. The Company has historically received extensions of its indebtedness to the Augustine Fund LP in the past; though it is not certain of it is confident and anticipates that an additional extension will be granted on November 4, 2003 for an extended time to satisfy its obligation of $355,900. The Company also feels the preferred stockholder with a principal balance of $490,000 and accrued dividends of $145,000 will continue to rollover its obligation at such necessary time. The note maker and preferred stockholder has expressed a willingness to convert its debt and equity into common stock assuming an improving market of the Company's stock. Historically, there has been an uncertain market of the Company's stock and there can be no assurance that one will improve at this time. To raise capital and register the preferred stockholders underlying common stock, the Company plans on filing a SB-2 registration statement during the third quarter of 2003.

            Though the Company's working capital is below desired acceptable levels, the Company is confident it will be able to raise additional working capital during the third and fourth quarters of 2003. It is possible that the working capital could cause dilution to current stockholders at current market prices.

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

Operating Results for the Three Months Ended June 30, 2003 and 2002

      Revenues.     Our revenues for the three months ended June 30, 2003 were $57,500 compared to $978,876 for the same period in 2002. The decrease is reflective of the fact that less sales of horses occurred in the same period in 2003.

      Cost of Horses Sold.     Our cost of horses sold for the three months ended June 30, 2003 was $104,650 compared to $314,000 for the same period in 2002. The decrease in the cost of horses sold for 2002 is reflective of fewer horses being sold during the same period in 2003.

     Operational Expenses      Our operational expenses for the three months ended June 30, 2003 were $160,142 compared to $357,496 for the same period in 2002. The decrease in operational expenses during the period was due to fewer horses sold and associated expenses during the period.

     General and Administrative.       Our general and administrative expenses for the three months ended June 30, 2003 were $58,181 compared to $36,222 for the same period in 2002. The increase in general and administrative expenses were minimal and primarily a result of new Sarbanes-Oxley Act of 2002 rules and regulations.

     Interest Expense.       Our interest expense for the three months ended June 30, 2003 was $16,015 compared to $0 for the same period in 2002. The increase in interest expense is the result of the Augustine Note accruing interest at the rate of 18% per annum whereas in the same period in 2002, it did not accrue any interest.

     Net Income (Loss).       Our net loss for the three months ended June 30, 2003 was ($281,488) compared to net income of $365,458 for the same period in 2002. The turnaround in profitability is the result of fewer horses offered for sale, fewer sales of horses and increased costs associated with the business as well as the decision of management to mark-dowm the value of its inventory. The increased costs include higher expenses for accounting and legal, interest expense with the Augustine Note and dividends payable with the Pinnacle Partners Preferred Stock for the same period in 2003.

     Changes In Balance Sheet.       At June 30, 2003, the Company had current assets of $190,897 as compared to $495,069 at December 31, 2002, total assets of $190,097 at June 30, 2003 as compared to $559,649 at December 31, 2002, total liabiities of $695,490 as compared to $682,872 at December 31, 2002 and stockholders' equity (deficit) at June 30, 2003 of ($504,593) as compared to ($123,223) at December 31, 2002. The decrease in current and total assets is the result of fewer horses being held in inventory, increase in total liabilities is the result of a related loan payable and the decrease in stockholders' equity (deficit) was primarily the result of the loss incurred during the June 30, 2003 period.

     Liquidity and Capital Resources.      We have received an extension of our note obligations of $355,900 with the Augustine Fund until November 4, 2003. The Company does not have sufficient cash to pay the note or interest and expects the Augustine Fund to continue to convert their note and interest into stock. The Company also has a preferred stock outstanding in the principal amount of $490,000 as of June 30, 2003 with Pinnacle Partners and is accruing dividends on the principal at the rate of $10,000 per month. As of June 30, 2003, accrued dividends totaled $145,000. The Company does not have sufficient cash to pay the principal or dividends and expects Pinnacle to convert its principal and accrued dividends into stock over time. The Company has not been able to pay the CEO a salary and the CEO has elected to defer any salary until cash flow is sufficient or the Company is able to raise sufficient capital. The Company will need, and anticipates successfully raising additional capital, to maintain sufficient credit to continue its business plan during the third and fourth quarters of 2003.

     Cash Requirements.       We estimate that we require a minimum of approximately $500,000 and a maximum of approximately $1,500,000 to operate for the next 12 months. The minimum of $500,000 is required for operating expenses. The maximum will be required, however, if the Augustine Fund does not convert their promissory note of approximately $355,900 into Common Stock of the Company and the preferred stock holder does not convert its principal balance of $490,000 and accrued dividends of $145,000 into Common Stock of the Company. The Augustine Note was extended until November 4, 2003 and the Company expects them to extend it further. Additionally, The Augustine Fund began converting some of its Note into Common Stock of the Company during the fourth quarter of 2002. Approximately $19,000 has been converted since then. The Company also expended $10,000 in January to waive the obligation to register the shares underlying the shares of the preferred stock. However, the Company nevertheless plans on filing a Form SB-2 registration statement during the third quarter of 2003 to register the common stock underlying the preferred stock.

     Additionally, as of June 30, 2003, the Company held full title to 2 thoroughbred horses and ownership interests, ranging from 5% to 90% in two thoroughbreds. We expect to generate approximately $100,000 to $150,000 in revenue from the sales of these horses. This projection is based upon our historical performance and experience to date. Specifically, we have pinhooked approximately 50 horses since the inception of the Company.

     There is no guarantee that the Company will be able to raise any such capital on terms acceptable to us or at all. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding. At the present time, we are considering obtaining loan financing from various lending institutions.

     If we are required to obtain loan financing, the amount of our profits, if any, will decrease or the amount of our losses will increase due to the interst charged on the loan. Loan financing may subject our operations to restrictions imposed by the lending institution, hindering our ability to operate in the manner best determined by our management and/or Board of Directors, with the potential that such restrictions will impede or prevent our growth and/or negatively impact our level of profits. Additionally, the use of debt financing or leverage would subject us to the risk that any downturns in the thoroughbred industry and any changes in interest rates (if we have an adjustable rate loan) will substantially increase the liklihood that our operations will become unprofitable, possibly causing us to become illiquid, bankrupt or to dissolve the corporation.

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

Item 3.    CONTROLS AND PROCEDURES.

      As required by SEC rules, I have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our principal executive and financial officer. Based on this evaluation, he has concluded that the design and operation of the Company's disclosure controls and procedures are effective.

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

      As of June 30, 2003, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment, except for the threatened, but not pending, claim by a former printing company Starkey & Hendricks for $57,030. This claim is currently in settlement discussions.

Item 2.   Change in Securities and Use of Proceeds

      In May of 2003, the Company issued 1,500,000 restricted shares of its common stock in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In June of 2003, the Company issued 589,870 free trading shares of its common stock upon the conversion by Pinnacle Investment Partners of shares of the Company's preferred stock.

Item 3.   Defaults Upon Senior Securities

      None.

Item 4.   Submission of Matters to a Vote of Security Holders

      None.

Item 5.   Other Information

      Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

      The following Exhibits are filed herewith and made part hereof.

No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K:    For the quarter ended June 30, 2003, and through the date of this report, the Company furnished a report on Form 8-K on May 6, 2003, and referenced in the Form 10-QSB for the quarter ended March 31, 2003, regarding its earnings for the year ended December 31, 2002.

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOROUGHBRED INTERESTS, INC.
Registrant

Date:	August 25, 2003	By:	/s/ James D. Tilton
James D. Tilton Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

          In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Tilton, Jr James D. Tilton, Jr. (Principal Executive Officer and Principal Accounting Officer)	Chairman President and Chief Executive Officer	August 25, 2003