Form 10QSB/A
period 2003-06-30
THOROUGHBRED INTERESTS INC
filed 2003-08-28
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission File Number: 000-30949

THOROUGHBRED INTERESTS, INC.
1 Riverpoint Plaza, Suite 706
Jeffersonville, IN 47130
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

EXPLANATORY NOTE

          This Form 10-QSB/A is being filed solely for the purpose of revising management’s discussion and analysis of financial condition and results of operations that was contained in the Form 10-QSB filed with the Commission on August 26, 2003, and to make changes to notes 1, 2, 5 and 7 to the financial statements. Other than these changes there are no changes to the original Form 10-QSB.

          This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB.

PART I   FINANCIAL INFORMATION

Item I.   Financial Statements

THOROUGHBRED INTERESTS, INC. BALANCE SHEETS JUNE 30, 2003 AND DECEMBER 31, 2002

	June 30, 2003	December 31, 2002
	(unaudited)
Assets:
Current assets
Cash	$3,266	$-
Accounts receivable	45,131	6,935
Investment in thoroughbred horses	142,500	488,134

	190,897	495,069
Other assets
Loan receivable - related party	-	64,580

Total Assets	$190,897	$559,649

Liabilities & Stockholders' Equity:
Current Liabilities
Bank overdraft	$6,424	$5,142
Note payable (note 5)	355,900	362,900
Accounts payable and accrued expenses	170,518	229,830
Accrued dividends	145,000	85,000

	677,842	682,872
Other liabilities
Note payable - related party	17,648	-

	695,490	682,872
Stockholders' Equity:
Preferred stock, par value $0.001, 10,000 shares authorized, 5,000
shares issued in 2003 and 2002	$5	$5
Common stock, par value $0.001, 100,000,000 shares authorized;
32,641,452 and 29,292,813 shares issued and outstanding
in 2003 and 2002, respectively	32,641	29,292
Additional paid-in capital	604,769	17,789
Accumulated deficit	(1,142,008)	(738,638)

	(504,593)	(123,223)

Total Liabilities & Stockholders' Equity	$190,897	$559,649

The accompanying notes are an integral part of these financial statements.

THOROUGHBRED INTERESTS, INC. STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
	2003	2002

Revenues	$57,500	$978,876
Cost of horses sold	104,650	314,000

Gross profit	(47,150)	664,376

Operational expenses	160,142	357,496
General & administrative	58,181	36,222

Total operating expenses	218,323	393,718

Net (loss) income before other income and expense	(265,473)	270,658

Other income and expense
Interest expense	(16,015)	-
Interest expense - related party	-	(5,200)

	(16,015)	(5,200)

Net (loss) income before provision for income taxes	(281,488)	265,458
Provision for income taxes	-	-

Net (loss) income	$(281,488)	$265,458

Net (loss) income per common share - basic	$(0.01)	$0.01
Weighted average number of common shares outstanding	30,182,269	28,867,392

The accompanying notes are an integral part of these financial statements.

THOROUGHBRED INTERESTS, INC. STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
	2003	2002

Revenues	$380,114	$1,795,771
Cost of horses sold	269,450	684,500

Gross profit	110,664	1,111,271

Operational expenses	358,735	551,050
General & administrative	92,953	77,770

Total operating expenses	451,688	628,820

Net (loss) income before other income and expense	(341,024)	482,451

Other income and expense
Interest expense	(32,346)	-
Interest expense - related party	-	(13,500)

	(32,346)	(13,500)

Net (loss) income before provision for income taxes	373,370	468,951
Provision for income taxes	-	-

Net (loss) income	$(373,370)	$468,951

Net (loss) income per common share - basic	$(0.01)	$0.01
Weighted average number of common shares outstanding	30,182,269	28,867,322

The accompanying notes are an integral part of these financial statements.

THOROUGHBRED INTERESTS, INC. STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
	For the six months ended June 30,
	2003	2002

Cash flows from operating activities:
Net (loss) income	$(373,370)	$443,951
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Common stock issued for interest expense	-	23,500
Common stock issued for consulting	15,000	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(38,196)	(253,614)
Decrease in investment in thoroughbred horses	345,634	791,643
Increase in bank overdraft	1,282	-
(Decrease) in accounts payable and accrued expenses	(89,312)	(590,547)
(Decrease) in accrued compensation - related party	-	(90,000)
Increase in dividends payable	60,000	25,000

Net cash (used in) provided by operating activities	(78,962)	349,933

Cash flows from financing activities:
Increase (decrease) in stockholder loan	82,228	(498,389)
Proceeds from sale of preferred stock	-	435,000

Net cash provided by (used in) financing activities	82,228	(63,389)

Net increase in cash	3,266	286,544
Cash - beginning	-	8,979

Cash - ending	$3,266	$295,523

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest expense	$-	$13,500
Taxes Paid	$-	$-

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

DEFERRED REGISTRATION COSTS

           The Company has incurred various costs to prepare and file the required documents for any future stock offering. These costs will be offset against the proceeds of a successful offering, or expensed if unsuccessful. Registration costs include legal, accounting, and out-of-pocket expenses applicable to future stock offering. At this time, there are no outstanding deferred registration costs.

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

            The founder of the Company has assumed the role of CEO, CFO and Chairman of the Board of Directors at a salary and a stock option plan subject to the approval by the Board of Directors. The employment agreement commenced on January 3, 2000 for a three year period ending December 31, 2002. The base salary under this agreement was as follows: $90,000, $120,000 and $180,000 for the years 2000, 2001 and 2002, respectively. The salary due under the employment agreement was waived by the CEO. The Company is currently working on a new employment agreement with the CEO and expects to complete it during the third quarter of 2003. The CEO has never taken a salary from the Company.

            Under the previous employment agreement, the CEO received a grant of incentive stock options pursuant to Company's Millennium Stock Option Plan of three million shares of common stock.

THOROUGHBRED INTERESTS, INC. NOTES TO FINANCIAL STATEMENTS - Continued JUNE 30, 2003

NOTE 2 – RELATED PARTY TRANSACTIONS — Continued

        The CEO has advanced funds to the Company from time to tine at a interest bearing 6% per annum. As of June 30, 2003, the loan balance was $17,648.

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

m.)     In May of 2003, the Company issued 488,095 shares of restricted common stock to Augustine Fund LP for the conversion of $7,000 of its note payable.

n.)     In June of 2003, the Company issued 589,870 shares of common stock to Pinnacle Investment Partners for the conversion of $10,000 of its preferred stock.

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

NOTE 5 – NOTES PAYABLE

            On September 30, 1999 pursuant to a written promissory note the Company was loaned $300,000 from Augustine Fund, L.P. The note has no stated interest but calls for the payment of $375,000 in (180) one hundred eighty days from September 30, 1999. The Augustine Fund L.P. has the right to convert all or any portion of the $375,000 into 3,750,000 shares of common stock (the "Converted Shares ") at $0.10 per share and warrants exercisable into one-half the number of Converted Shares (1,875,000 shares) at $0.15 per share. As security for this loan, the President of the company placed in escrow 6,000,000 restricted shares of common stock, which has since been released. On November 4, 2002 the Augustine Fund, L.P. granted the company a 180 day extension and the Company modified the terms of the Note to allow it to become convertible into common stock at conversion price equal to 80% of the market price. In addition, the extension calls for the accrual of interest on the unpaid balance of $375,000 at 18% per annum. As of December 31, 2002, the Augustine Fund L.P. elected to convert $12,100 of its loan into 356,797 shares of common stock. The Augustine Fund extended their Note until November 4, 2003. In May 2003, the Augustine Fund converted $7,000 of its loan into 488,095 shares of common stock. The Company expects the Augustine Fund to convert their entire Note and interest into shares of Common Stock over time.

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

THOROUGHBRED INTERESTS, INC. NOTES TO FINANCIAL STATEMENTS - Continued JUNE 30, 2003

NOTE 7 – GOING CONCERN

            The Company has prepared its financial statements assuming a going concern. The Company has historically received extensions of its indebtedness to the Augustine Fund LP in the past; though it is not certain of it is confident and anticipates that an additional extension will be granted on November 4, 2003 for an extended time to satisfy its obligation of $355,900. The Company also feels the preferred stockholder with a principal balance of $490,000 and accrued dividends of $145,000 will continue to rollover its obligation at such necessary time. The note maker and preferred stockholder has expressed a willingness over time to convert its debt and equity interest into common stock of the Company. To raise capital and register the preferred stockholders underlying common stock, the Company plans on filing a SB-2 registration statement during the third quarter of 2003.

            Though the Company's working capital is below desired acceptable levels, the Company is confident it will be able to raise additional working capital during the third and fourth quarters of 2003. It is possible that the working capital could cause dilution to current stockholders at existing market prices.

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

     Net Income (Loss).       Our net loss for the three months ended June 30, 2003 was ($281,488) compared to net income of $265,458 for the same period in 2002. The turnaround in profitability is the result of fewer horses offered for sale, fewer sales of horses and increased costs associated with the business as well as the decision of management to mark-dowm the value of its inventory. The increased costs include higher expenses for accounting and legal, interest expense with the Augustine Note.

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

     Liquidity and Capital Resources.      We have received an extension of our note obligation of $355,900 with the Augustine Fund until November 4, 2003. Although the Company does not have sufficient cash on hand to pay the note or interest it expects the Augustine Fund to continue to convert their note and interest into stock. The Company also has a preferred stock outstanding in the principal amount of $490,000 as of June 30, 2003 with Pinnacle Partners and is accruing dividends on the principal at the rate of $10,000 per month. As of June 30, 2003, accrued dividends totaled $145,000. Althought the Company does not have sufficient cash on hand to pay the dividends, it expects Pinnacle to convert its accrued dividends into stock over time. The Company has not been paying the CEO a salary at the election and waiver of the CEO. The Company will need, and anticipates successfully raising additional capital, to maintain sufficient credit to continue its business plan during the third and fourth quarters of 2003.

     Cash Requirements.       We estimate that we require a minimum of approximately $500,000 and a maximum of approximately $1,000,000 to operate for the next 12 months. The minimum of $500,000 is required for operating expenses. The maximum will be required, however, if the Augustine Fund does not convert their promissory note of approximately $355,900 and accrued interest into Common Stock of the Company and the preferred stockholder does not convert its accrued dividends of $145,000 into Common Stock of the Company. The Company expects both to convert into Common Stock of the Company. The Augustine Note was extended until November 4, 2003 and the Company expects them to extend it further. Additionally, The Augustine Fund began converting some of its Note into Common Stock of the Company during the fourth quarter of 2002. Approximately $19,000 has been converted since then. The Company also expended $10,000 in January to waive the obligation to register the shares underlying the shares of the preferred stock. However, the Company nevertheless plans on filing a Form SB-2 registration statement during the third quarter of 2003 to register the common stock underlying the preferred stock and raise additional capital.

     Additionally, as of June 30, 2003, the Company held full title to 2 thoroughbred horses and ownership interests, ranging from 5% to 90% in two thoroughbreds. We expect to generate approximately $100,000 to $150,000 in revenue from the sales of these horses. This projection is based upon our historical performance and experience to date. Specifically, we have pinhooked approximately 50 horses since the inception of the Company. The Company anticipates adding new inventory of horses during the third and fourth quarters of 2003.

     There is no guarantee that the Company will be able to raise additional capital on terms acceptable to us. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we may be required to modify our growth and operating plans in accordance with the extent of available funding. At the present time, we are considering additional equity, debt and loan financing from various sources.

     If we are required to obtain loan financing, the amount of our profits, if any, may decrease or the amount of our losses may increase due to the interest charged on the loan. Loan financing may subject our operations to restrictions imposed by the lending institution, hindering our ability to operate in the manner best determined by our management and/or Board of Directors, with the potential that such restrictions could impede or prevent our growth and/or negatively impact our level of profits. Additionally, the use of debt financing or leverage would subject us to the risk that any downturns in the thoroughbred industry and any changes in interest rates (if we have an adjustable rate loan) could substantially increase the liklihood that our operations would be unprofitable, possibly causing us to become illiquid, bankrupt or to dissolve the corporation.

     To the extent we are unable to meet our operating expenses, we may borrow from our president or others, or we may attempt to raise capital from large institutional investment equity funds. Mr. Tilton is not legally required to loan any money to us. If we are unable to borrow or raise capital, we may have to sell thoroughbreds to meet our operating expenses and/or obligations. In the event any of our thoroughbreds have to be sold on an expedited basis we expect that they would have to be sold at a discount to their fair market price.

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

THOROUGHBRED INTERESTS, INC.
Registrant

Date:	August 28, 2003	By:	/s/ James D. Tilton
James D. Tilton Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

          In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Tilton, Jr James D. Tilton, Jr. (Principal Executive Officer and Principal Accounting Officer)	Chairman President and Chief Executive Officer	August 28, 2003