Form 10QSB
period 2003-09-30
THOROUGHBRED INTERESTS INC
filed 2003-11-20
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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
Yes    ☒           No    ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of September 30, 2003 - 40,320,339 shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes    ☐           No    ☒

THOROUGHBRED INTERESTS, INC.
FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I   FINANCIAL INFORMATION

Item I.   Financial Statements

THOROUGHBRED INTERESTS, INC. BALANCE SHEETS SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

	Sept. 30, 2003	December 31, 2002
	(unaudited)
Assets:
Current assets
Cash	$4,488	$-
Accounts receivable	-	6,935
Investment in thoroughbred horses	75,000	488,134

	79,488	495,069
Other assets
Loan receivable - related party	21,430	64,580

Total Assets	$100,918	$559,649

Liabilities & Stockholders' Equity:
Current Liabilities
Bank overdraft	$7,060	$5,142
Note payable (note 5)	350,900	362,900
Accounts payable and accrued expenses	156,654	229,830
Accrued dividends	175,000	85,000

	689,614	682,872

Stockholders' Equity:
Preferred stock, par value $0.001, 10,000 shares authorized, 5,000
shares issued in 2003 and 2002	$5	$5
Common stock, par value $0.001, 100,000,000 shares authorized;
40,320,339 and 29,292,813 shares issued and outstanding
in 2003 and 2002, respectively	40,320	29,292
Additional paid-in capital	638,915	586,118
Accumulated deficit	(1,267,931)	(738,638)

	(588,696)	(123,223)

Total Liabilities & Stockholders' Equity	$100,918	$559,649

The accompanying notes are an integral part of these financial statements.

THOROUGHBRED INTERESTS, INC. STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
	2003	2002

Revenues	$86,912	$170,400
Cost of horses sold	67,500	82,200

Gross profit	19,412	88,200

Operational expenses	19,143	156,819
General & administrative	50,399	21,833
Other compensation related party	-	45,000

Total operating expenses	69,542	223,652

Net loss before other income and expense	(50,130)	(141,452)

Other income and expense
Interest expense	(15,790)	-

	(15,790)	-

Net loss before provision for income taxes	(65,920)	(141,452)
Provision for income taxes	-	-

Net loss	$(65,920)	$(141,452)

Net (loss) income per common share - basic	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	31,410,518	28,433,244

The accompanying notes are an integral part of these financial statements.

THOROUGHBRED INTERESTS, INC. STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
	2003	2002

Revenues	$467,026	$1,966,171
Cost of horses sold	336,950	772,700

Gross profit	130,076	1,193,471

Operational expenses	377,878	707,869
General & administrative	143,352	99,603
Other compensation related party	-	45,000

Total operating expenses	521,230	852,472

Net (loss) income before other income and expense	(391,154)	340,999

Other income and expense
Interest expense	(48,136)	-
Interest expense - related party	-	(13,500)

	(48,136)	(13,500)

Net (loss) income before provision for income taxes	(439,290)	327,499
Provision for income taxes	-	-

Net (loss) income	$(439,290)	$327,499

Net (loss) income per common share - basic	$(0.00)	$0.10
Weighted average number of common shares outstanding	31,410,518	28,433,244

The accompanying notes are an integral part of these financial statements.

THOROUGHBRED INTERESTS, INC. STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
	For the nine months ended September 30,
	2003	2002

Cash flows from operating activities:
Net (loss) income	$(439,290)	$327,499
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Common stock issued for interest expense	-	23,500
Common stock issued for consulting	51,825	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	6,935	(28,750)
Decrease in investment in thoroughbred horses	413,134	715,528
Increase in bank overdraft	1,918	-
(Decrease) in accounts payable and accrued expenses	(73,184)	(464,091)
(Decrease) in accrued compensation - related party	-	(90,000)
Increase in insurance claim receivable	-	(105,000)

Net cash (used in) provided by operating activities	(38,662)	378,686

Cash flows from financing activities:
Increase (decrease) in stockholder loan	43,150	(701,244)
Proceeds from sale of preferred stock	-	435,000

Net cash provided by (used in) financing activities	43,150	(266,244)

Net increase in cash	4,488	112,442
Cash - beginning	-	8,979

Cash - ending	$4,488	$121,421

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest expense	$-	$13,500
Taxes Paid	$-	$-

Non-Cash Transactions:
The Company issued 1,000,000 shares of common stock to satisfy a
     $100,000 convertible note payable in March 2002.

In May 2003, $7,000 of note payable was converted for 488,095 shares of common stock.

In June 2003, $10,000 of preferred stock was redeemed for 1,360,544 shares of common stock.

In July 2003, $5,000 of preferred stock was redeemed for 678,887 shares of common stock, and 7,000,000 shares of common stock were issued for consulting services.

The accompanying notes are an integral part of these financial statements.

THOROUGHBRED INTERESTS, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2003

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND ORGANIZATION

          The Company was organized under the laws of Nevada on March 25, 1999. The Company's business has been purchasing, training and sales of thoroughbred horses. The Company emerged from its development stage in early 2000. The Company incurred a deficit of $134,167 in its development stage.

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

INVESTMENT IN THOROUGHBRED HORSES

          The Company’s investment in thoroughbred horses are stated at the lower of cost or market. Costs of maintaining horses and other direct horse related costs are expensed in the period incurred. The horses were from time to time titled in the name of Mr. Tilton the CEO of the Company for his business connections in the thoroughbred horse industry.

MANAGEMENT ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

THOROUGHBRED INTERESTS, INC. NOTES TO FINANCIAL STATEMENTS - Continued SEPTEMBER 30, 2003

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

	For the nine months ended September 30,
	2003	2002
Options outstanding under the Company's stock option plan	3,000,000	3,000,000
Common stock issuable upon conversion of certain Notes Payable*	16,000,000	4,750,000
Warrants issued in connection with Notes Payable	2,375,000	2,375,000
Common Stock issuable upon conversion of Preferred Stock*	22,000,000	-

* Based upon 80% of closing bid price on November 19, 2003 of $0.0285

NOTE 2 – RELATED PARTY TRANSACTIONS

           The Company has issued 24,000,000 shares of common stock to its founder at a par value of $0.001 for his time and effort in establishing the Company.

            Under the previous employment agreement, the CEO received a grant of incentive stock options pursuant to Company's Millennium Stock Option Plan of three million shares of common stock.

THOROUGHBRED INTERESTS, INC. NOTES TO FINANCIAL STATEMENTS - Continued SEPTEMBER 30, 2003

NOTE 2 – RELATED PARTY TRANSACTIONS — Continued

        The Company commenced in April 2000 utilizing an office facility leased by the CEO on an informal agreement at $2,638 per month to conduct its business operations. The Company relocated its office in August 2003 and presently operates from a residence owned by the CEO rent free. In review of this transaction, the disclosures pursuant to FASB 13 is not required since the Company has no legal commitment for future payment of rent at its option. The Company in the normal course of its business operates in conjunction with its CEO in various business dealings. In order to achieve certain economic savings, the Company has conducted itself in certain horse related transactions such as boarding, training, insurance coverage in the name of the CEO.

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

THOROUGHBRED INTERESTS, INC. NOTES TO FINANCIAL STATEMENTS - Continued SEPTEMBER 30, 2003

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

o.)     In July of 2003, the Company issued 678,887 shares of common stock to Pinnacle Investment Partners for the conversion of $5,000 of its preferred stock.

p.)     In July of 2003, the Company issued 7,000,000 shares of common stock for consulting services.

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

          A summary of the status of the Company’s stock option plan at September 30, 2003:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2003	3,000,000	$0.10
Granted	--	--
Exercised	--	--
Forfeited	--	--

Outstanding at September 30, 2003	3,000,000	$0.10

Options exercisable at year-end	3,000,000	$0.10

THOROUGHBRED INTERESTS, INC. NOTES TO FINANCIAL STATEMENTS - Continued SEPTEMBER 30, 2003

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

NOTE 5 – NOTES PAYABLE

            On September 30, 1999 pursuant to a written promissory note the Company was loaned $300,000 from Augustine Fund, L.P. The note has no stated interest but calls for the payment of $375,000 in (180) one hundred eighty days from September 30, 1999. The Augustine Fund L.P. has the right to convert all or any portion of the $375,000 into 3,750,000 shares of common stock (the "Converted Shares ") at $0.10 per share and warrants exercisable into one-half the number of Converted Shares (1,875,000 shares) at $0.15 per share. As security for this loan, the President of the company placed in escrow 6,000,000 restricted shares of common stock, which has since been released. On November 4, 2002 the Augustine Fund, L.P. granted the company a 180 day extension and the Company modified the terms of the Note to allow it to become convertible into common stock at conversion price equal to 80% of the market price. In addition, the extension calls for the accrual of interest on the unpaid balance of $375,000 at 18% per annum. As of December 31, 2002, the Augustine Fund L.P. elected to convert $12,100 of its loan into 356,797 shares of common stock. The Augustine Fund extended their Note until November 4, 2003. In May 2003, the Augustine Fund converted $7,000 of its loan into 488,095 shares of common stock. The Company expects the Augustine Fund to convert their entire Note and interest into shares of Common Stock over time. The Company is currently negotiating a 60 day extension of the Note.

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

THOROUGHBRED INTERESTS, INC. NOTES TO FINANCIAL STATEMENTS - Continued SEPTEMBER 30, 2003

NOTE 7 – GOING CONCERN

            The Company has prepared its financial statements assuming a going concern. The Company has historically received extensions of its indebtedness to the Augustine Fund LP in the past; it is certain, and anticipates that an additional extension will be granted until January 4, 2004 to satisfy its obligation of $350,900. The Company also feels the preferred stockholder with a principal balance of $485,000 and accrued dividends of $175,000 will continue to rollover its obligation at such necessary time. The note maker and preferred stockholder has expressed a willingness over time to convert its debt and equity interest into common stock of the Company.

            Though the Company's working capital is below desired acceptable levels, the Company is confident it will be able to raise substantial working capital during the fourth quarter of 2003. It is possible that the working capital could cause dilution to current stockholders at existing market prices.

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

Operating Results for the Three Months Ended September 30, 2003 and 2002

      Revenues.     Our revenues for the three months ended September 30, 2003 were $86,912 compared to $170,400 for the same period in 2002. The decrease is reflective of the fact that less sales of horses occurred in the same period in 2003.

      Cost of Horses Sold.     Our cost of horses sold for the three months ended September 30, 2003 was $67,500 compared to $82,200 for the same period in 2002. The decrease in the cost of horses sold for 2002 is reflective of fewer horses being sold during the same period in 2003.

     Operational Expenses      Our operational expenses for the three months ended September 30, 2003 were $19,143 compared to $156,819 for the same period in 2002. The decrease in operational expenses during the period was due to fewer horses sold and associated expenses during the period.

     General and Administrative.       Our general and administrative expenses for the three months ended September 30, 2003 were $50,399 compared to $21,833 for the same period in 2002. The increase in general and administrative expenses were minimal and primarily a result of new Sarbanes-Oxley Act of 2002 rules and regulations.

     Interest Expense.       Our interest expense for the three months ended September 30, 2003 was $15,790 compared to $0 for the same period in 2002. The increase in interest expense is the result of the Augustine Note accruing interest at the rate of 18% per annum whereas in the same period in 2002, it did not accrue any interest.

     Net loss.       Our net loss for the three months ended September 30, 2003 was $65,920 compared to a net loss of $141,452 for the same period in 2002. The lower net loss in 2003 is the result of fewer horses offered for sale and less overall business activity.

     Changes In Balance Sheet.       At September 30, 2003, the Company had current assets of $79,488 as compared to $495,069 at December 31, 2002, total assets of $100,918 at September 30, 2003 as compared to $559,649 at December 31, 2002, total liabiities of $689,614 as compared to $682,872 at December 31, 2002 and stockholders' equity (deficit) at September 30, 2003 of ($588,696) as compared to ($123,223) at December 31, 2002. The decrease in current and total assets is the result of fewer horses being held in inventory and the decrease in stockholders' equity (deficit) was primarily the result of the loss incurred through the September 30, 2003 period.

     Liquidity and Capital Resources.      We are negotiating an extension of our note obligation of $350,900 with the Augustine Fund until January of 2004. Although the Company does not have sufficient cash on hand to pay the note or interest it expects the Augustine Fund to continue to convert their note and interest into stock. The Company also has a preferred stock outstanding in the principal amount of $485,000 as of September 30, 2003 with Pinnacle Investment Partners and is accruing dividends on the principal at the rate of $10,000 per month. As of September 30, 2003, accrued dividends totaled $175,000. Althought the Company does not have sufficient cash on hand to pay the dividends, it expects Pinnacle to convert its accrued dividends into stock over time. The Company has not been paying the CEO a salary at the election and waiver of the CEO. The Company anticipates raising substantial additional capital during the fourth quarter of 2003.

     Cash Requirements.       We estimate that we require a minimum of approximately $500,000 and a maximum of approximately $1,000,000 to operate for the next 12 months. The minimum of $500,000 is required for operating expenses. The maximum will be required, however, if the Augustine Fund does not convert their promissory note of approximately $350,900 and accrued interest into Common Stock of the Company and the preferred stockholder does not convert its accrued dividends of $175,000 into Common Stock of the Company. The Company expects both to convert into Common Stock of the Company. The Augustine Note is being negotiated for an extension until January 4, 2004 and the Company expects them to extend it further, if necessary. Additionally, The Augustine Fund began converting some of its Note into Common Stock of the Company during the fourth quarter of 2002. Approximately $19,000 has been converted as of September 30, 2003. The Company also expended $10,000 in January to waive the obligation to register the shares underlying the shares of the preferred stock.

     Additionally, as of September 30, 2003, the Company held full title to one thoroughbred horse and ownership interests of 5% in one thoroughbred. We expect to generate approximately $50,000 to $75,000 in revenue from the sale of these horses. This projection is based upon our historical performance and experience to date. Specifically, we have pinhooked approximately 50 horses since the inception of the Company. The Company anticipates maybe adding new inventory of horses during the fourth quarter of 2003.

     Though there is no guarantee that the Company will be able to raise additional capital, it is confident in securing a substantial financing during the fourth quarter of 2003. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we may be required to modify our growth and operating plans in accordance with the extent of available funding. At the present time, we are negotiating additional equity, debt and loan financing from various sources.

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

      As of September 30, 2003, and as of the date of this filing, the Company is not a party to any pending or threatened litigation. On November 18, 2003, the Company settled a claim by a former printing company.

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

     In July of 2003, the Company issued 678,887 free trading shares of its common stock upon the conversion by Pinnacle Investment Partners of shares of the Company's preferred stock, and 7,000,000 shares of common stock for consulting services.

Item 3.   Defaults Upon Senior Securities

      None.

Item 4.   Submission of Matters to a Vote of Security Holders

      None.

Item 5.   Other Information

      Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

      The following Exhibits are filed herewith and made part hereof.

No.	Description

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K:    For the quarter ended September 30, 2003, and through the date of this report, the Company did not file a report on Form 8-K.

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOROUGHBRED INTERESTS, INC.
Registrant

Date:	November 19, 2003	By:	/s/ James D. Tilton
James D. Tilton Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

          In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Tilton, Jr James D. Tilton, Jr. (Principal Executive Officer and Principal Accounting Officer)	Chairman President and Chief Executive Officer	November 19, 2003