Form 10KSB
period 2003-12-31
THOROUGHBRED INTERESTS INC
filed 2004-04-20
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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
Yes    ☒            No    ☐

   Check of there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained , to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

   Registrant’s revenues for its most recent fiscal year (ended December 31, 2003): $467,026

   Aggregate market value of voting stock held by non-affiliates: N/A

   Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

   16,247,949 common shares were outstanding as of April 14, 2004.

THOROUGHBRED INTERESTS, INC.
FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL INFORMATION

           Thoroughbred Interests, Inc. is a reporting company under the federal securities laws. Our shares of common stock are publicly traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “TBRE.” We were organized under the laws of Nevada on March 25, 1999.

      Our business has been purchasing, training, and selling thoroughbred horses, but on December 31, 2003, our sole director at the time, James D. Tilton, Jr., elected to discontinue our operations and instead to focus our business on investing in small, cash-flow-positive businesses across a range of industries, the initial focus being the gaming and entertainment industries. We intend to make strategic investments in start-up, development-stage, and, in certain circumstances, distressed companies with perceived growth potential. In principle, we will prefer to make investments in companies where we can acquire at least a 51% ownership interest in the outstanding capital of the portfolio company.

           Consistent with this new business plan, on January 20, 2004, we filed a Form N-54 with the Securities and Exchange Commission (SEC) indicating that we wish to be regulated as a business development company under the Investment Company Act of 1940. One reason for so doing is that our proposed operating model best approximates that of an investment company. As a business development company, were are required to have at least 70% of our assets in “eligible portfolio companies.”

           Additionally, our status as a business development company will allow us to raise the additional capital necessary to allow us to implement our new business plan, in that business development companies are permitted to issue in any 12-month period, without registration under the Securities Act of 1933, shares with an aggregate offering price of up to $5 million. Consequently, on January 20, 2004, we filed a Form 1-E under the Securities Act notifying the SEC of our intent to sell under this exemption up to $5,000,000 of our common stock.

           On February 6, 2004, we signed a definitive agreement to acquire Totemaster software from Great American Financial Corp. (OTCBB: GAFL). Totemaster software is a pari-mutuel wagering system featuring new technologies aimed at revolutionizing wagering techniques in the racing industry. Totemaster software, which is still under final development, will upon completion be marketed to existing US pari-mutuel wagering facilities such as thoroughbred racetracks, greyhound racetracks, Jai Ali facilities and other off-track-betting outlets. We except this acquisition to close in the second quarter of 2004. This transaction is representative of the kinds of transactions we expect to engage in furtherance of our new business plan.

           Our business address is 1 RiverPointe Plaza, Suite 706, Jeffersonville, Indiana 47130, and our telephone number is (502) 584-4434.

BUSINESS DEVELOPMENT COMPANIES

           A business development company is defined and regulated by the 1940 Act. A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them.

           As a business development company, we may not acquire any asset other than “qualifying assets” unless at the time we make the acquisition the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are as follows:

          •      securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

          •      securities received in exchange for or distributed with respect to such securities or on exercise of options, warrants or rights relating to such securities; and

          •      cash, cash items, government securities, or high-quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

           An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company) and that:

          •      does not have a class of securities registered on an exchange or a class of securities with respect to which a broker may extend margin credit;

          •      is actively controlled by the business development company and has an affiliate of a business development company on its board of directors; or

          •      meets such other criteria as may be established by the SEC.

           To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company or making loans to a portfolio company.

           We are periodically examined by the SEC for compliance with the 1940 Act. As of the date of this filing we have not been examined by the SEC and have not been notified of a pending examination.

           As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to the Company or our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

           We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a “majority of the outstanding voting securities,” as defined in the 1940 Act.

           We have not elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986.

RISK FACTORS

      We are subject to various risks that may materially harm our business, financial condition and results of operations. If any of these risks or uncertainties actually occurs, the trading price of our common stock could decline and you could lose all or part of your investment.

      RISKS RELATED TO OUR BUSINESS

      We have historically lost money, and our losses may continue in the future

      We have historically lost money. As of December 31, 2003, we had had an accumulated deficit of $(2,623,869). Further such losses are likely to occur in the future, and we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. We can give no assurances that we will be successful in reaching or maintaining profitable operations.

      We will need to raise additional capital to finance operations

      We have relied almost entirely on external financing to fund our operations. This financing has historically come from a combination of borrowings and from the sale of common stock and assets to third parties. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

      There is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages

      The report of our independent accountants on our December 31, 2003, financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding.

      Our common stock may be affected by limited trading volume and may fluctuate significantly

      There has been a limited public market for our common stock, and we can give no assurances that an active trading market for our common stock will develop. The lack of an active trading market could adversely affect our shareholders’ ability to sell our common stock without delay, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock regardless of our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

      Our common stock is traded on the Over-the-Counter Bulletin Board, which may make it more difficult for investors to resell their shares due to suitability requirements

      Our common stock is currently traded on the Over-the-Counter Bulletin Board (OTCBB), where we expect it to remain for the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks because the market for such securities is often limited, the stocks are more volatile, and the risks to investors are greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to find buyers for their shares. This could cause our stock price to decline.

      We could lose the services of our chief executive officer

      Our future success depends, in significant part, on the continued services of James D. Tilton, Jr., our chief executive officer. Our loss of his services could adversely affect our ability to develop our business plan. We do not have an employment agreement with Mr. Tilton, nor do we currently maintain key-man life insurance policies on him.

      Nevada law and our charter may inhibit a takeover of our company that stockholders may consider favorable

      Provisions of Nevada law, such as its business combination statute, may have the effect of delaying, deferring, or preventing a change in control of our company. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

      Our officers and directors have the ability to exercise significant influence over matters submitted for stockholder approval and their interests may differ from other stockholders

      Our executive officers and directors, in the aggregate, have the ability to nominate two members to our board of directors. Accordingly, our directors and executive officers, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our board of directors for approval, including issuances of common and preferred stock and the appointment of officers. This influence could make it more difficult for someone to acquire us.

      RISKS RELATED TO OUR OPERATION AS A BUSINESS DEVELOPMENT COMPANY

      Investing in private companies involves a high degree of risk

      If we develop a portfolio, it will consist primarily of investments in private companies. Investments in private businesses involve a high degree of business and financial risk and can result in substantial losses, and accordingly should be considered speculative. There is generally no publicly available information about the kinds of companies that we expect to invest in, and we would rely significantly on the diligence of our employees and agents in obtaining information in connection with our investment decisions.

      Our portfolio of investments would be illiquid

      The majority of the investments in our portfolio may be subject to restrictions on resale or otherwise have no established trading market. We would typically exit our investments when the portfolio company has a liquidity event such as a sale, recapitalization, or initial public offering of the company. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such a liquidation would be significantly less than the current value of such investments.

      We operate in a competitive market for investment opportunities

      We compete for investments with a large number of investment banks, equity and non-equity based investment funds, and other sources of financing, including traditional financial services companies such as commercial banks. Many of our competitors have greater resources than we do. Increased competition would make it more difficult for us to purchase or originate investments at attractive prices. As a result of this competition, we may sometimes be precluded from making otherwise attractive investments.

      We may change our investment policies without further shareholder approval

      Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must meet, nor the industries in which those investment companies must operate. We may make investments without shareholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

      Our investments may not generate sufficient income to cover our operations

      We intend to make investments into qualified companies that will provide the greatest overall return on our investment. However, certain of those investments may fail, in which case we will not receive any return on our investment. In addition, our investments may not generate income, either in the immediate future, or at all. As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses. The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

ITEM 2. DESCRIPTION OF PROPERTY.

     Our executive and administrative office is located at 1 RiverPointe Plaza, Suite 706, Jeffersonville, Indiana 47130. These premises are owned by James D. Tilton, Jr., our chief executive officer. Through June 30, 2003, he did not charge the company any rent for our use of these premises. Starting July 1, 2003, he has charged the company $1,250 per month for its use of these premises.

ITEM 3. LEGAL PROCEEDINGS.

     As of December 31, 2003, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted for shareholder approval during the forth quarter of the fiscal year covered by this Report.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     A limited public market for the Company’s Common Stock exists on the NASDAQ Bulletin Board under the symbol "TBRE."

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

	High	Low

For the year ended December 31, 2003:
Fourth quarter	$0.038	$0.0066
Third quarter	$0.080	$0.035
Second quarter	$0.060	$0.045
First quarter	$0.060	$0.024

For the year ended December 31, 2002:
Fourth quarter	$0.085	$0.031
Third quarter	$0.085	$0.050
Second quarter	$0.140	$0.080
First quarter	$0.260	$0.060

     As of March 31, 2004, there were approximately 1,000 record holders of the Company’s Common Stock.

      We have not paid any cash or other dividends on its Common Stock since its inception and does not anticipate paying any such dividends in the foreseeable future. We intend to retain any earnings to use in our operations and to finance the expansion of our business.

      SALES OF UNREGISTERED SECURITIES

      On October 28, 2003, we issued to Pinnacle Investment Partners, L.P. 1,754,385 shares of our common stock upon conversion by Pinnacle of 350 shares of Class A preferred stock. The number of shares of common stock issued to Pinnacle was determined by multiplying the liquidation preference of those shares ($35,000) by the conversion price of $0.01995. The conversion price equals 75% of the average of the closing bid prices of our common stock for the five consecutive trading days preceding the conversion date.

      On October 28, 2003, and November 13, 2003, we issued to Augustine Fund, L.P., 1,201,923 and 1,193,181 shares of our common stock, respectively, upon conversion of amounts due under a debenture that we issued to Augustine Fund in November 1999. The number of shares of common stock issued to Augustine Fund was determined by multiplying the conversion amount by the conversion price of $0.0208 (on October 28, 2003) and $0.0176 (on November 13, 2003). The conversion price equals 80% of the average of the closing bid prices of our common stock for the five consecutive trading days preceding the conversion date.

      On November 21, 2003, our sole director at the time, James D. Tilton, Jr., created a series of preferred stock, designated Class B preferred stock, consisting of 100,000 shares. Each share of Class B preferred stock is entitled to 1,000 votes on all shareholder matters, but is otherwise not entitled to receive any dividends, interest payments, or liquidation rights. In December 2003, we issued to our chief executive officer, James D. Tilton, Jr., as compensation in lieu of salary for services performed by him during 2003, 100,000 shares of our Class B preferred stock. These shares were exchanged for 10,900,000 shares of Class C convertible preferred stock in January 2004.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This Annual Report on Form 10-KSB and the information incorporated by reference may include “forward-looking statements” within the meaning of Section 27(a) of the Securities Act and section 21(e) of the Exchange Act. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward-looking statements.

     The following discussion should be read in conjunction with Thoroughbred Interests’ financial statements and the related notes included in this Form 10-KSB.

Overview

     Thoroughbred Interests, Inc. was incorporated under the laws of the State of Nevada in 1999. Following its incorporation, Thoroughbred Interests entered into the “pinhooking” and racing of thoroughbred horses. To date, substantially all of Thoroughbred Interests’ revenues have been generated from the pinhooking of thoroughbred horses.

Operating Results for the Twelve Months Ended December 31, 2003 and 2002

      Revenues.      Our revenues during 2003 decreased to $467,026 as compared with $1,972,307 in 2002. This decrease was due to our decision to broaden the focus of our business, which resulted in our buying and selling fewer horses.

      Cost of Horses Sold.      Our cost of horses sold during 2003 decreased to $336,950 as compared to $810,500 in 2002. This decrease is the result of our owning and reselling fewer horses during 2003.

     Operational Expenses      Our operational expenses during 2003 decreased to $424,430 as compared to $844,124 in 2002. This decrease reflects largely the termination of the horse operation.

     General and Administrative.       Our general and administrative expenses during 2003 increased to $1,465,080 as compared with $212,662 in 2002. This increase reflects an increase in expenses, such as accounting and legal fees associated with being a publicly traded company, as well as the increased salary recognized to our president, and stock based compensation to consultants in 2003.

     Interest Expense.       Our interest expense during 2003 increased to $19,487 as compared to $10,887 during 2002. This increase is due to an increase in the interest rate of the Augustine debenture, as well as interest on debentures issued to Compass Capital in November 2003.

     Net Income (Loss).       Our net loss during 2003 increased to $1,778,906 as compared to net income of $81,447 during 2002. The change in profitability is due to our buying and selling fewer horses, our recognition of our president’s 2003 salary, the expense of stock issued to consultants for services, and generally higher accounting and legal costs associated with being a public company.

     Changes In Balance Sheet.       As of December 31, 2003, we had current assets of $38,156 as compared to $495,069 at December 31, 2002, total assets of $56,630 at December 31, 2003 as compared to $559,649 at December 31, 2002, total liabilities of $1,154,284 as compared to $687,872 at December 31, 2002 and stockholders’ equity (deficit) at December 31, 2003 ($1,097,654) as compared to ($123,223) at December 31, 2002. The decrease in current and total assets is the result of no longer carrying any horses as inventory and the decrease in stockholders’ equity (deficit) is primarily the result of the loss incurred during 2003.

     Liquidity, Capital Resources and Cash Requirements.       We have historically financed our operations via convertible-debt and preferred-stock financing obtained from various private equity firms. These funds intend, over time, to convert their positions into shares of our common stock. This will cause dilution to existing shareholders.

           In the immediate future, we intend to finance our operations and any growth via acquisitions by issuing shares of our common stock under the exemption from registration offered by Regulation E under the Securities Act. Because we are regulated as a business development company and have made the appropriate filings with the Securities and Exchange Commission, we qualify for this exemption. Because we have access to this source of financing, we feel that we have sufficient cash and capital resources available to operate and grow our business for the next 12 months.

Change in Number of Employees

      Finances permitting, in 2004 we may consider hiring employees in the areas of marketing and sales.

ITEM 7. FINANCIAL STATEMENTS.

     The financial statements of Thoroughbred Interests, Inc., including the notes thereto and the report of independent accountants thereon, commence at page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None.

ITEM 8a. CONTROLS AND PROCEDURES

     Based on his evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2003, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports.None.

      Subsequent to the date of his evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

(a)   The following table sets forth the name, age and position with the Company of each officer and director of the Company as of the date of this report.

Name	Age	Position

James D. Tilton, Jr.	43	Chairman of the Board, Chief Executive Officer, President, and Secretary

Hiram Woo	68	Director

Peter Klamka	35	Director

      BIOGRAPHICAL INFORMATION

      James D. Tilton, Jr., has served as chairman of our board of directors, chief executive officer, president, secretary, treasurer and sole director since we were formed. Mr. Tilton has more than 10 years’ experience in the securities industry. From 1995 to 1996, he was stockbroker at Morgan Keegan. From 1997 to 1999, he worked independently in the securities industry, specializing in corporate finance and investment banking. Mr. Tilton has been involved in the financing of private and public small-growth companies. Since January 1999, Mr. Tilton has also been TuneIn Media, Inc.’s chief executive officer and president. TuneIn Media, Inc. was an interactive media content provider and currently is a dormant company. Mr. Tilton has a B.A. in Political Science with an emphasis in Accounting/Business from the University of Louisville.

      Hiram Woo is a self-employed certified public accountant licensed in the State of California. From 1985 through 1997, Mr. Woo was president of Regal Financial & Development Corporation, a real-estate development and planning firm. While at Regal Financial & Development Corporation, Mr. Woo was responsible for acquisitions, feasibility analyses, financing, and the overall coordination of all development and construction projects with an emphasis on residential single family homes and multiple residential units. Mr. Woo managed over $300 million of real estate development projects in the Western United States under this entity. Mr. Woo has broad experience in accounting, taxes, and management advisory services, actively practicing in his mid-size CPA firm for a period of ten years. Mr. Woo had been the president and a director of Steakhouse Partners, Inc. (SIZLQ.PK), an operator of up to 65 full-service steakhouse restaurants located in 11 states since January 1997. On February 15, 2002, Steakhouse Partners, Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Mr. Woo is a member of the board of directors of New Frontier Media, Inc. (NASDAQ: NOOF). Mr. Woo graduated from the University of California-Berkeley with a Bachelor of Science Degree in Accounting and Finance.

      Peter Klamka has been the chairman of the board and chief executive officer of Legend Mobile, Inc. (OTCBB:LGMB.OB) since its inception in May 1997. Through its subsidiary Legend Credit, Inc., Legend Mobile develops and markets stored value cards. Mr. Klamka has been active in creating, marketing and developing various licensed products. He has also bought and sold several businesses, including Sunset Interactive Network Inc., which was sold to American Sports History Inc. (OTCBB: AMSH), and General Display Devices Inc., which was sold to Daktronics Inc. (NASDAQ: DAKT). In 1994, Mr. Klamka founded Wilshire Fragrance and served as its chief executive officer. Mr. Klamka received his Bachelor of Arts degree from the University of Michigan.

      We have not yet fully developed a written code of ethics policy as instituted by the Sarbanes-Oxley Act nor have we formed an audit committee. We are currently developing a written form of ethics that will update and formalize our long standing informal policy and we are also forming an audit committee outside the purview of our chief executive officer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Under section 16 of the Exchange Act, our directors and executive officers and beneficial owners of more than 10% of the our common stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in our common stock and derivative securities. Based solely on a review of those reports provided to us and written representations from those persons regarding the necessity to file any such reports, we are not aware of any failures to file reports or report transactions in a timely manner during our fiscal year ended December 31, 2003, except that James D. Tilton, Jr. was late in filing a Form 3.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following table sets forth the compensation awarded to, earned by or paid to Mr. Tilton from inception of our company (March, 1999) through December 31, 2003. We had no other officers during this period.

					Long-Term Compensation Awards
Name and Principal Position	Year	Salary		Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options

James D. Tilton, Jr Chairman of the Board, Chief Executive Officer and President	2001	$	-(1)	$-	$-	3,000,000	(2)

James D. Tilton, Jr Chairman of the Board, Chief Executive Officer and President	2002	$	-(1)	$45,000(3)	$-	-

James D. Tilton, Jr Chairman of the Board, Chief Executive Officer and President	2003	$	-(1)	$125,000(3)	$50,000(4)	$-

(1)     In 2001, 2002, and 2003 we did not pay Mr. Tilton a regular salary. Under his employment agreement with us, in 2001 and 2002 we were required to pay him an annual salary of $120,000 and $180,000, respectively. We agreed to pay him an annual salary of $180,000 in 2003.

(2)      Under our Millennium Stock Option Plan, on January 3, 2000, we granted Mr. Tilton options to purchase 3,000,000 shares of our common stock at an exercise price of $0.11. These options were cancelled upon our electing to be regulated as a business development company.

(3)     Due to the fact that in 2002 and 2003 we did not pay Mr. Tilton any salary, in 2002 and 2003 we made lump-sum compensation payments to Mr. Tilton of $45,000 and $125,000, respectively.

(4)     As further compensation in lieu of salary for services performed by him during 2003, in December 2003 we issued to Mr. Tilton 100,000 shares of our Class B preferred stock. These shares were given an imputed value of $50,000 based on the closing bid price of the common stock on the date of issuance. In January 2004 these shares were exchanged for 10,900,000 shares of Class C convertible preferred stock.

EMPLOYMENT AGREEMENT

      Our employment agreement with James D. Tilton, Jr., ended on December 31, 2002. This agreement provided for payment of an annual base salary of $90,000 for calendar year 2000, $120,000 for calendar year 2001, and $180,000 for calendar year 2002. During those years, we did not pay him a salary. We agreed to pay Mr. Tilton a salary of $180,000 during 2003, but did not actually pay him a salary.

      The shortfall between the salary we undertook to pay Mr. Tilton between January 1, 2000 and December 31, 2003, and the compensation payments actual made to him equals $350,000. In recognition of that fact, in December 2003 we agreed to pay to Mr. Tilton, as and when the board of directors determines that funds are available to do so and in one or more payments of $200,000.

      Mr. Tilton’s employment agreement also provided for the one-time grant under our Millennium Stock Option Plan of 3,000,000 incentive stock options (reduced to 300,000 by the ten-for-one reverse stock split effected in January 2004) to Mr. Tilton at 110% of the fair market value of our common stock on the date of the grant. These options have vested and are exercisable immediately.

      As of yet we have not entered into a new employment agreement with Mr. Tilton.

      We do not pay our directors any compensation for serving as such. We did, however, issue to each of Peter Klamka and Hiram Woo 250,000 shares of our Class C preferred stock upon their joining our board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table shows, as of March 18, 2004, the beneficial ownership of our common stock and preferred stock (1) by any person or group that we know beneficially owns more than 5% of the outstanding common stock or any class of preferred stock, (2) by each director and executive officer, and (3) by all directors and executive officers as a group. Unless otherwise indicated, the holders of the shares shown in this table have sole voting and investment power with respect to those shares. The address of all individuals for whom an address is not otherwise indicated is One RiverPointe Plaza, Suite 706, Jeffersonville, Indiana 47131.

Name and Address of Beneficial Owner	Number of Shares of Beneficially Owned	Class of Stock	Percentage of Class (1)
James D. Tilton, Jr	1,039,947	Common	48.2%
	10,900,000	Class C Preferred	95.6%

Peter Klamka, Director	250,000(2)	Common	0.2%
	250,000	Class C Preferred	2.2%

Hiram Woo, Director	250,000(2)	Common	0.2%
	250,000	Class C Preferred	2.2%

All directors and	1,039,947	Common	49.3%
officers as a group	11,400,000	Class C Preferred	100.0%

(1)     Figures based on 13,850,720 shares of common stock and 11,400,000 shares of Class C preferred stock being outstanding as of March 18, 2004, with each share of Class C preferred stock being convertible at any time, at the option of the holder, into one share of common stock.

(2)     Consists of 250,000 shares of Class C preferred stock, each convertible at any time at the option of the holder into one share of common stock.

EQUITY COMPENSATION PLAN INFORMATION

      We currently have no equity compensation plan. Upon our electing in January 2004 to be regulated as a business development company, we discontinued our Millennium Stock Option Plan, which had been our sole compensation plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The premises housing our executive and administrative office are owned by James D. Tilton, Jr., our chief executive officer. See “Description of Property.” Starting July 1, 2003, he has charged the company $1,250 per month for our use of these premises.

      By way of compensation in lieu of unpaid salary, in 2003 we issued shares to Mr. Tilton and in 2002 and 2003 we made lump-sum payments to him. See “Executive Compensation.” In addition, in December 2003 we agreed to pay to Mr. Tilton, as and when the board of directors determines that funds are available to do so and in one or more payments, a bonus of $250,000 in lieu of unpaid salary. In January 2004 we agreed to pay him, on the same basis, a further such bonus of $150,000. See “Employment Agreement.”

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following Exhibits are filed herewith and made a part hereof.

No.	Description
3.1	Articles of Incorporation of Thoroughbred Interests, Inc., dated March 25, 1999*

3.2	By-Laws of Thoroughbred Interests, Inc.*

10.1	Indemnity Agreement dated September 27, 1999, between James D. Tilton and Thoroughbred Interests, Inc.*

10.2	Form of debenture issued by Thoroughbred Interests, Inc. to Compass Capital Group dated November 9, 2003, in the amount of $50,000 and dated November 18, 2003, in the amount of $200,000 **

31.1	Certification of Chief Executive Officer **

32.2	Certification of Chief Accounting Officer **

*            Incorporated by reference to the Company’s Form 10-SB, as amended, filed with the Securities and Exchange Commission on July 5, 2000.

**       Filed herewith.

REPORTS ON FORM 8-K: None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Aggregate fees billed to us for the fiscal years ended December 31, 2003 and 2002 by our principal accountant, Baum & Company, P.A., are as follows:

	For the Years Ended December 31,
	2003	2002

Audit Fees	$5,000	$5,000
Audit-Related Fees	$6,231	$4,500
Tax Fees	$750	$750
Other Fees	$-	$-

      The audit-related fees relate to review services performed by our accountant; the tax fees relate to preparation of our tax returns by our accountant.

      Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by the audit committee to assure that those services do not impair the accountants’ independence. We do not have an audit committee, so our board of directors reviews and approves audit and permissible non-audit services performed by Baum & Company, P.A., as well as the fees they charge for performing those services.

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOROUGHBRED INTERESTS, INC.
Registrant

Date:	April 20, 2004	By:	/s/ James D. Tilton
James D. Tilton Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

           In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Tilton, Jr James D. Tilton, Jr. (Principal Executive Officer and Principal Accounting Officer)	Chairman President and Chief Executive Officer	April 20, 2004

/s/ Peter Klamka Peter Klamka	Director	April 20, 2004

THOROUGHBRED INTERESTS, INC. FINANCIAL STATEMENTS DECEMBER 31, 2003 AND 2002

BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive, Suite, 209
Coral Springs, Florida 33071

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Thoroughbred Interests, Inc.
Jeffersonville, Indiana

           We have audited the accompanying balance sheets of Thoroughbred Interests, Inc. as of December 31, 2003 and 2002 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

           In our opinion, the financial statements present fairly, in all material respects, the financial position of Thoroughbred Interests, Inc. at December 31, 2003 and 2002 and the statement of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements the Company’s dependence on outside financing, lack of existing commitments from lenders to provide necessary financing and lack of sufficient working capital raise substantial doubts about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baum & Company, P.A.

Coral Springs, Florida
April 10, 2004

THOROUGHBRED INTERESTS, INC. BALANCE SHEETS DECEMBER 31, 2003 AND 2002
	December 31,
	2003	2002
Assets:
Current assets
Cash	$38,156	$-
Accounts receivable	-	6,935
Investment in thoroughbred horses	-	488,134

	38,156	495,069
Other assets
Loan Receivable - related party	18,474	64,580

Total Assets	$56,630	$559,649

Liabilities & Stockholders’ Equity (Deficit):
Current Liabilities
Bank overdraft	$-	$5,142
Notes and debentures payable	559,900	362,900
Accounts payable and accrued expenses	203,059	229,830
Accrued compensation - related party	200,000	-
Accrued preferred stock dividends	191,325	85,000

	1,154,284	682,872
Stockholders’ Equity (Deficit):
Preferred stock, Class A; par value $0.001; 10,000 shares authorized;
4,500 and 5,000 shares issued in 2003 and 2002, respectively	$4	$5
Preferred stock, Class B; par value $0.001; 100,000 shares authorized and
issued in 2003	100	-
Common stock, par value $0.001; 100,000,000 shares authorized;
77,109,828 and 29,292,813 shares issued and outstanding
in 2003 and 2002, respectively	77,109	29,292
Additional paid-in capital	1,449,002	586,118
Accumulated deficit	(2,623,869)	(738,638)

Total stockholders' equity (deficit)	(1,097,654)	(123,223)

Total Liabilities & Stockholders’ Equity (Deficit)	$56,630	$559,649

The accompanying notes are an integral part of these financial statements.

THOROUGHBRED INTERESTS, INC. STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
	2003	2002

Revenues	$467,026	$1,875,307
Revenues - related party	-	97,000

	467,026	1,972,307
Cost of horses sold	336,950	810,500

Gross profit	130,076	1,161,807

Operational expenses	424,430	844,124
General & administrative	1,465,080	212,662

Total operating expenses	1,889,510	1,056,786

Net (loss) income before other income and expense	(1,759,434)	105,021

Other income (expense)
Interest income	15	813
Interest expense	(19,487)	(10,887)
Interest expense - related party	-	(13,500)

Total other income (expense)	(19,472)	(23,574)

Net (loss) income before provision for income taxes	(1,778,906)	81,447
Provision for income taxes	-	-

Net (loss) income	$(1,778,906)	$81,447

Net (loss) income per common share - basic and diluted	$(0.05)	$0.00
Weighted average number of common shares outstanding - basic and diluted	33,959,454	28,094,236

The accompanying notes are an integral part of these financial statements.

THOROUGHBRED INTERESTS, INC. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
							Total
	Common Stock		Preferred Stock		Additional		Stockholders’
					Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)

Balance - December 31, 2001	26,661,000	$26,661	-	$-	$17,789	$(735,085)	$(690,635)

Redemption of note payable and accrued interest	1,238,600	1,238	-	-	122,262	-	123,500
Common stock issued for
underwriting fee	1,000,000	1,000	-	-	39,000	-	40,000
Class A preferred stock issued for cash	-	-	5,000	5	394,995	-	395,000
Common stock issued for
consulting fee	2,000,000	2,000	-	-	18,000	-	20,000
Cancellation of common
stock issued for
consulting fees	(1,963,484)	(1,963)	-	-	(17,672)	-	(19,635)
Common stock issued for
debt conversion	356,797	356	-	-	11,744	-	12,100
Net income	-	-	-	-	-	81,447	81,447
Dividends accrued	-	-	-	-	-	(85,000)	(85,000)

Balance - December 31, 2002	29,292,813	$29,292	5,000	$5	$586,118	$(738,638)	$(123,223)

Common stock issued for
consulting services	41,140,000	41,140	-	-	716,660	-	757,800
Common stock issued to
redeem debt	2,883,199	2,883	-	-	50,117	-	53,000
Common stock issued to
redeem Class A preferred stock	3,793,816	3,794	(500)	(1)	46,207	-	50,000
Preferred stock - class B - issued
for compensation	-	-	100,000	100	49,000	-	50,000
Net loss	-	-	-	-	-	(1,778,906)	(1,778,906)
Dividends accrued	-	-	-	-	-	(106,325)	(106,325)

Balance - December 31, 2003	77,109,828	$77,109	104,500	$104	$1,449,002	$(2,623,869)	$(1,097,654)

The accompanying notes are an integral part of these financial statements.

THOROUGHBRED INTERESTS, INC. STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
	For the years ended December 31,
	2003	2002

Cash flows from operating activities:
Net (loss) income	$(1,778,906)	$81,447
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Class B preferred stock issued for compensation	50,000	-
Common stock issued to redeem Class A preferred stock	50,000	-
Common stock issued for interest expense	-	23,500
Common stock issued for services	757,800	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	6,935	(6,935)
Increase (decrease) in investment in thoroughbred horses	488,134	(351,847)
Increase (decrease) in accrued compensation - related party	200,000	(90,000)
Increase (decrease) in accounts payable and accrued expenses	(26,771)	295,029

Net cash (used) provided from operations	(252,808)	250,970

Cash flows from financing activities:
Increase (decrease) in bank overdraft	(5,142)	5,142
Increase (decrease) in note payable - related party	-	326,587
(Increase) decrease in Loan Receivable - related party	46,106	(64,580)
Proceeds of sale of Class A preferred stock	-	435,000
Proceeds from debenture	250,000	-

Net cash provided (used) from financing activities	290,964	(259,949)

Net increase (decrease) in cash	38,156	(8,979)
Cash - beginning	-	8,979

Cash - ending	$38,156	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest expense	$-	$-
Taxes Paid	$-	$-

Non-Cash Transactions:
a.) The Company issued 1,000,000 shares of common stock to satisfy a
$100,000 convertible note payable in March 2002.
b.) The Company issued 356,797 shares of common stock to reduce a note payable by $12,100 in December 2002.
c.) The Company issued 2,883,199 shares of common stock to reduce note payable by $53,000 in 2003.
d.) The Company issued 3,793,816 shares of common stock to redeem 500 shares of preferred stock in 2003.

The accompanying notes are an integral part of these financial statements.

THOROUGHBRED INTERESTS, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2003 AND 2002

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND ORGANIZATION

          The Company was organized under the laws of Nevada on March 25, 1999. The Company business consists of purchasing, training and sales of thoroughbred horses. The Company has emerged from its development stage in early 2000. The Company incurred a deficit of $134,167 in its development stage.

           As of December 31, 2003, the Company has liquidated its entire inventory of thoroughbred horses. On January 20, 2004, the Company has filed the required forms to be regulated as a business development company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the SEC of the intent to sell under this exemption up to $5 million of the Company's common stock.

           On March 18, 2004, the stockholders of the Company consented to change the corporate name to Phoenix Interests, Inc.

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

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

NET LOSS PER COMMON SHARE

           The Company reports earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding. The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive.

	For the years ended December 31,
	2003	2002
Options outstanding under the Company’s stock option plan	3,000,000	3,000,000
Common stock issuable upon conversion of certain Notes Payable	22,056,867	4,750,000
Warrants issued in connection with Notes Payable	2,375,000	2,375,000
Common Stock issuable upon conversion of Preferred Stock	17,142,857	-

NOTE 2 – RELATED PARTY TRANSACTIONS

           Under the previous employment agreement, the CEO received a grant of incentive stock options pursuant to Company's Millennium Stock Option Plan of three million shares of common stock.

              The Company commenced in April 2000 utilizing an office facility leased by the CEO on an informal agreement at $2,638 per month to conduct its business operations. The Company relocated its office in July 2003 and presently operates from a residence owned by the CEO at $1,250 per month. In review of this transaction, the disclosures pursuant to FASB 13 is not required since the Company has no legal commitment for future payment of rent at its option. The Company in the normal course of its business operates in conjunction with its CEO in various business dealings. In order to achieve certain economic savings, the Company has conducted itself in certain horse related transactions such as boarding, training, insurance coverage in the name of the CEO.

         In 2002 and 2003, due to cash flow, Mr. Tilton, the Company president was paid advances equal to $45,000 and $125,000, respectively. In December 2003, the Company issued to its CEO, Mr. Tilton, 5,000 shares of its Class B preferred stock valued at $50,000 for compensation. In January 2004, these shares were exchanged for 10,900,000 shares of Class C convertible preferred stock.

NOTE 3 – CAPITAL TRANSACTIONS

a.)     The Company issued 2,000,000 shares of restricted common stock for services on February 11, 2002 which was valued at $20,000 and accrued in 2001. In April 2002 1,813,334 of the stock was returned.

b.)     The Company converted a $100,000 note payable plus accrued interest of approximately $23,500 into 1,238,350 of shares of common stock.

c.)     In April 2002 the Company issued 5,000 shares of preferred stock for $500,000. The stock purchase agreement requires the Company to pay a preferred stock dividend of $2.00 per share per month. Annual preferred dividends of $106,325 and $85,000 have been accrued as of December 31, 2003 and 2002, respectively.

d.)     In April 2002, in conjunction with the sale of preferred stock the Company issued 1,000,000 shares of restricted common stock for investment banking services valued at $40,000.

e.)     In December 2002, the Company issued 356,797 shares of common stock to the Augustine Fund, LP in the conversion of $12,100 of its note payable.

f.)     In May of 2003, the Company issued 1,500,000 shares of restricted common stock for consulting services provided valued at $15,000.

g.)     In May of 2003, the Company issued 488,095 shares of common stock to Augustine Fund, LP for the conversion of $7,000 of its note payable.

h.)     In June of 2003, the Company issued 589,870 shares of common stock to Pinnacle Investment Partners for the conversion of $10,000 of its preferred stock.

i.)     In July of 2003, the Company issued 678,887 shares of common stock to Pinnacle Investment Partners for the conversion of $5,000 of its preferred stock.

j.)     In July of 2003, the Company issued 7,000,000 shares of S-8 common stock valued at $140,000 for consulting services.

k.)     In October 2003, the Company issued 9,050,000 shares of S-8 common stock valued at $1,810,000 for consulting services.

l.)     In October 2003, the Company issued 1,201,923 shares of converted common stock to Augustine Fund, LP for the conversion of $25,000 of its Notes Payable.

m.)     In October 2003, the Company issued 1,754,385 shares of restricted common stock to Pinnacle Investment Partners for the conversion of $35,000 of its Notes Payable.

n.)     In November 2003, the Company issued 8,000,000 shares of S-8 common stock valued at $160,000 for consulting services.

o.)     In November 2003, the Company issued 1,193,181 shares of restricted common stock to Augustine Fund, LP for the conversion of $21,000 of its Notes Payable.

p.)     In December 2003, the Company issued 15,590,000 shares of its S-8 common stock valued at $311,800.

q.)     In November 21, 2003, the Company approved a resolution to authorize 100,000 shares of Class B preferred stock, par value $0.001.

r.)     In November 2003, the Company issued to its CEO James Tilton, 100,000 shares of Class B preferred stock valued at $50,000.

s.)     On January 2, 2004, the Company filed a Certificate of Amendment to its Articles of Incorporation for the State of Nevada to amend its capitalization. The amendment grants the Corporation the authority to issue 1 billion shares of par value $0.001 stock consisting of 20,000,000 preferred shares and 980,000,000 common shares.

t.)     On January 7, 2004, the Company amended its Articles of Incorporation to reflect a one-for-ten reverse stock split.

u.)     Upon electing in January 2004 to be regulated as a business development company, the Millennium Stock Option Plan was discontinued.

v.)     In January 2004, the Company approved the authorization of 12,000,000 shares of Class C preferred stock, par value $0.001.

w.)     In January 2004, the CEO James Tilton exchanged 5,000 shares of Class B preferred stock into 10,900,000 shares of Class C preferred stock.

x.)     In January 2004, the Company approved the issuance of 250,000 Class C preferred stock to each of its two newly appointed board members.

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

          A summary of the status of the Company’s stock option plan at December 31, 2003:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2003	3,000,000	$0.10
Granted	--	--
Exercised	--	--
Forfeited	--	--

Outstanding at December 31, 2003	3,000,000	$0.10

Options exercisable at year-end	3,000,000	$0.10

            The stock option plan was terminated as of December 31, 2003.

NOTE 4 – STOCK OPTION PLAN, CONTINUED

           The Company has adopted only the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” It applies Accounting Principles Bulletin (“APB”) Opinion No. 25. “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. The weighted average remaining contractual life of options outstanding issued under the Stock Option Plan is 9.75 years at December 31, 2002. No compensation expense was recognized as a result of the issuance of stock options during the years ended December 31, 2002 and 2001. For options granted during the year ended December 31, 2000 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.11 and the weighted-average exercise price of such options was $0.10. No options were granted during the year ended December 31, 2003 where the exercise price was greater than the stock price at the date of grant or where the exercise price was less than the stock price at the date of the grant.

NOTE 5 – NOTES PAYABLE

            On September 30, 1999 pursuant to a written promissory note the Company was loaned $300,000 from Augustine Fund, L.P. The note has no stated interest but calls for the payment of $375,000 in (180) one hundred eighty days from September 30, 1999. The Augustine Fund L.P. has the right to convert all or any portion of the $375,000 into 3,750,000 shares of common stock (the “Converted Shares”) at $0.10 per share and warrants exercisable into one-half the number of Converted Shares (1,875,000 shares) at $0.15 per share. As security for this loan, the President of the company placed in escrow 6,000,000 restricted shares of common stock, which has since been released. The Augustine Fund, L.P. granted the company an extension to November 4, 2003 and the Company modified the terms of the Note to allow it to become convertible into common stock at conversion price equal to 80% of the market price. In addition, the extension calls for the accrual of interest on the unpaid balance of $375,000 at 18% per annum. For the years ended December 31, 2003 and 2002, The Augustine Fund, L.P. converted $53,000 and $12,100 of note principle for shares of common stock exempt under 144K. On December 31, 2003, the unpaid principle of $309,900 was extended and rolled into a convertible debenture maturing December 31, 2004.

NOTE 6 – DEBENTURES PAYABLE

	December 31,
	2003	2002

Augustine Fund, LP, bears interest at 8% per annum, convertible to common stock at a price equal to 70% of the closing bid price. The debenture matures on December 31, 2004.	$309,900	$362,900
Compass Capital Group, bears interest at 8% per annum, convertible to common stock at a price equal to 65% of the closing bid price. The debenture was converted to common stock in 2004.	50,000	-
Compass Capital Group, bears interest at 8% per annum, convertible to common stock at a price equal to 65% of the closing bid price. The debenture matures on December 31, 2004.	200,000	-

Totals	$559,900	$362,900

NOTE 7 – INCOME TAXES

            The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in results of operations in the period that includes the enactment date. Because of the uncertainty regarding the Company's future profitability, the future tax benefit of its losses have been fully reserved for. Therefore, no benefit for the net operating loss has been recorded in the accompanying financial statements. The net operating losses of approximately $2,400,000 can be carried forward fifteen years through 2017 to be offset against net income.

NOTE 8 – LITIGATION SETTLEMENT

            In November 2003, the Company executed a settlement agreement to settle lawsuits entitled Charles Henricks, Inc. d/b/a Starkey & Henricks vs. Thoroughbred Interests, Inc. and James D. Tilton, Jr. The settlement requires an initial payment of $1,500 and monthly installments of $1,000 commencing December 1, 2003 until the settled balance of $45,000 is paid in full. The Company's CEO, James Tilton, has personally guaranteed $15,000 of the obligation.

NOTE 9 – GOING CONCERN

            The Company has prepared its financial statements assuming a going concern. The Company has historically received extensions of its indebtedness from the Augustine Fund, LP in the past; it is certain, and anticipates that additional extensions will be granted to satisfy its debenture obligations of $559,900, which includes debentures completed in November 2003 with Compass Capital Group. The Company also feels the preferred stockholder with a principal balance of $485,000 and accrued dividends of $175,000 will continue to rollover its obligation at such necessary time. The debenture holders and preferred stockholder has expressed a willingness over time to convert its debt and equity interest into common stock of the Company. This will cause dilution to existing shareholders.

            Because the Company is regulated as a business development company, it feels it has access to sufficient cash and capital resources to operate and grow the business for the next 12 months. Specifically, the Company intends to sell up to $5,000,000 in common stock permitted under the exemption from registration offered by Regulation E of the Securities Act.

NOTE 10 – SUBSEQUENT EVENTS

            On February 6, 2004, the Company entered into an asset purchase agreement with Great American Financial Corp. (a Delaware Company). The assets to be acquired consists of a computer software program known as “Totemaster” and all related source code and technical documentation. The consideration for the assets acquired consists of 750,000 shares of common stock and a royalty based on 5% of qualified revenues generated. The acquisition is expected to close in May 2004.

            On February 7, 2004, the Company executed a convertible debenture agreement with Pinnacle Investment Partners LP whereby the Company will receive net proceeds of $240,000. The convertible debenture will bear interest at 12% per annum and will mature on February 7, 2005. The face value of the debenture is $540,000. The difference between the face value and the net proceeds is $300,000 which will extinguish the accrued dividends on the Company's preferred stock, Class A and accrued fees due to Pinnacle.