Form 10QSB
period 2004-03-31
THOROUGHBRED INTERESTS INC
filed 2004-06-03
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission File Number: 000-30949

PHOENIX INTERESTS, INC.
ONE RIVERPOINT PLAZA, SUITE 706
JEFFERSONVILLE, IN 47130
(502) 584-4434

Incorporated in Nevada	I.R.S. Employer Identification No. 61-1342734

Thoroughbred Interests, Inc.
(Former name, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☒           No    ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity. As of May 24, 2004 - 17,469,949 shares of Common Stock.

     Transitional Small Business Disclosure Format (check one): Yes    ☐           No    ☒

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.)
FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2004

PART I   FINANCIAL INFORMATION

Item I.   Financial Statements

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) BALANCE SHEETS MARCH 31, 2004 AND DECEMBER 31, 2003

	March 31, 2004	Dec. 31, 2003
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$120,313	$38,156

	120,313	38,156
Other assets
Loan Receivable - related party	-	18,474

Total Assets	$120,313	$56,630

Liabilities & Stockholders’ Equity (Deficit):
Current Liabilities
Notes and debentures payable	$1,061,780	$559,900
Accounts payable and accrued expenses	189,025	203,059
Accrued compensation - related party	45,033	200,000
Accrued preferred stock dividends	9,248	191,325

Total liabilities	1,305,086	1,154,284

Stockholders’ Equity (Deficit):
Preferred stock, Class A; par value $0.001; 10,000 shares authorized;
3,872 and 4,500 shares issued in 2004 and 2003, respectively	$4	$4
Preferred stock, Class B; par value $0.001; 100,000 shares authorized;
0 and 100,000 shares issued in 2004 and 2003, respectively	-	100
Preferred stock, Class C; par value $0.001; 12,000,000 shares authorized,
11,400,000 shares issued in 2004	11,400	-
Common stock, par value $0.001; 980 million shares authorized;
14,255,449 and 7,710,994 shares issued and outstanding
in 2004 and 2003, respectively	14,255	7,711
Additional paid-in capital	1,866,673	1,518,400
Prefered stock dividends	(249,248)	(191,325)
Accumulated deficit	(2,827,859)	(2,432,544)

Total stockholders' equity (deficit)	(1,187,773)	(1,097,654)

Total Liabilities & Stockholders’ Equity (Deficit)	$120,313	$56,630

The accompanying notes are an integral part of these financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (Unaudited)
	2004	2003

Revenues	$-	$-

Operating expenses	376,522	34,772

Net (loss) before other income (expense)	(376,522)	(34,772)
Other income (expense)
Interest expense	(18,791)	(16,330)

Net (loss) before provision for income taxes	(395,313)	(51,102)

Provision for income taxes	-	-

Net (loss) from continuing operations	(395,313)	(51,102)
Net (loss) from discontinued operations, net of tax	-	(40,780)

Net (loss)	$(395,313)	$(91,882)

Net (loss) from continuing operations per common share - basic and diluted	$(0.04)	$(0.02)
Net (loss) from discontinued operations per common share - basic and diluted	-	(0.01)

Net (loss) per common share - basic and diluted	$(0.04)	$(0.03)

Weighted average number of common shares outstanding	8,863,938	2,929,281

The accompanying notes are an integral part of these financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (Unaudited)
	For the three months ended March 31,
	2004	2003

Cash flows from operating activities:
Net (loss)	$(395,313)	$(91,882)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Preferred stock issued for services	178,000	-
Debenture issued for services	115,000	-
Changes in operating assets and liabilities
(Increase) in accounts receivable	-	(128,012)
Decrease in investment in thoroughbred horses	-	164,800
Increase in bank overdraft	-	8,379
(Decrease) in accounts payable and accrued expenses	(14,034)	(47,733)
(Decrease) in accrued compensation - related party	(154,967)	-
Increase in accrued dividends	13,471	-

Net cash (used in) operating activities	(257,843)	(94,448)

Cash flows from financing activities:
Proceeds from sale of debentures	340,000	-
Increase (decrease) in note payable - related party	-	96,956

Net cash used in financing activities	340,000	96,956

Net increase in cash and cash equivalents	82,157	2,508
Cash - beginning	38,156	-

Cash - ending	$120,313	$2,508

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest expense	$-	$-
Taxes Paid	$-	$-

Non-Cash Transactions:
The Company issued 6,204,455 shares of common stock to redeem $173,120 of debentures.

The Company issued 90,000 shares of common stock to redeem $2,808 of convertible preferred A stock.

The Company issued 250,000 shares of common stock for services rendered.

The Company exchanged 60 shares o f preferred A stock valued at $60,000 in lieu of cash proceeds from sale of debentures.

The accompanying notes are an integral part of these financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO FINANCIAL STATEMENTS MARCH 31, 2004

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND ORGANIZATION

          The Company was organized under the laws of Nevada on March 25, 1999 as Phoenix Interests, Inc. Effective May 18, 2004, it changed its name to its current name. The Company business consists of purchasing, training and sales of thoroughbred horses. The Company has emerged from its development stage in early 2000. The Company incurred a deficit of $134,167 in its development stage.

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

           On March 18, 2004, the stockholders of the Company consented to change the corporate name to Phoenix Interests, Inc. On May 27, 2004, the Company commenced its name change.

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

	For the three months ended March 31,
	2004	2003
Options outstanding under the Company’s stock option plan	-	3,000,000
Common stock issuable upon conversion of certain Debentures Payable *	37,950,000	4,750,000
Warrants issued in connection with Notes Payable	-	2,375,000
Common Stock issuable upon conversion of Preferred Stock *	19,500,000	-

* Approximate at May 24, 2004 assuming closing share price of $0.03 per share and conversion price of $0.02 per share.

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

         In 2003, due to cash flow, Mr. Tilton, the Company president was paid an advance equal to $125,000. In December 2003, the Company issued to its CEO, Mr. Tilton, 5,000 shares of its Class B preferred stock valued at $50,000 for compensation. In January 2004, these shares were exchanged for 10,900,000 shares of Class C convertible preferred stock. At December 31, 2003, the Company reflected an accrual for unpaid officer compensation of $200,000.

NOTE 3 – CAPITAL TRANSACTIONS

a.)     In May of 2003, the Company issued 1,500,000 shares of restricted common stock for consulting services provided valued at $15,000.

b.)     In May of 2003, the Company issued 488,095 shares of common stock to Augustine Fund, LP for the conversion of $7,000 of its note payable.

c.)     In June of 2003, the Company issued 589,870 shares of common stock to Pinnacle Investment Partners for the conversion of $10,000 of its preferred stock.

d.)     In July of 2003, the Company issued 678,887 shares of common stock to Pinnacle Investment Partners for the conversion of $5,000 of its preferred stock.

e.)     In July of 2003, the Company issued 7,000,000 shares of S-8 common stock valued at $140,000 for consulting services.

f.)     In October 2003, the Company issued 9,050,000 shares of S-8 common stock valued at $1,810,000 for consulting services.

g.)     In October 2003, the Company issued 1,201,923 shares of converted common stock to Augustine Fund, LP for the conversion of $25,000 of its Notes Payable.

h.)     In October 2003, the Company issued 1,754,385 shares of restricted common stock to Pinnacle Investment Partners for the conversion of $35,000 of its Notes Payable.

i.)     In November 2003, the Company issued 8,000,000 shares of S-8 common stock valued at $160,000 for consulting services.

j.)     In November 2003, the Company issued 1,193,181 shares of restricted common stock to Augustine Fund, LP for the conversion of $21,000 of its Notes Payable.

k.)     In December 2003, the Company issued 15,590,000 shares of its S-8 common stock valued at $311,800.

l.)     In November 21, 2003, the Company approved a resolution to authorize 100,000 shares of Class B preferred stock, par value $0.001.

m.)     In November 2003, the Company issued to its CEO James Tilton, 100,000 shares of Class B preferred stock valued at $50,000.

n.)     On January 2, 2004, the Company filed a Certificate of Amendment to its Articles of Incorporation for the State of Nevada to amend its capitalization. The amendment grants the Corporation the authority to issue 1 billion shares of par value $0.001 stock consisting of 20,000,000 preferred shares and 980,000,000 common shares.

o.)     On January 7, 2004, the Company amended its Articles of Incorporation to reflect a one-for-ten reverse stock split.

p.)     Upon electing in January 2004 to be regulated as a business development company, the Millennium Stock Option Plan was discontinued.

q.)     In January 2004, the Company approved the authorization of 12,000,000 shares of Class C preferred stock, par value $0.001.

r.)     In January 2004, the CEO James Tilton exchanged 5,000 shares of Class B preferred stock into 10,900,000 shares of Class C preferred stock.

s.)     In January 2004, the Company approved the issuance of 250,000 Class C preferred stock to each of its two newly appointed board members.

t.)     In February 2004, the Company issued 2,402,538 shares of common stock to redeem $71,200 of debentures.

u.)     In March 2004, the Company issued 3,801,717 shares of common stock to redeem $101,920 of debentures.

v.)     In February 2004, the Company issued 90,000 shares of common stock to redeem $2,808 worth of preferred A stock.

w.)     In March 2004, the Company issued 250,000 shares of common stock for services rendered.

x.)     In February 2004, the Company exchanged 60 shares of preferred stock in lieu of cash proceeds for sale of a debenture.

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

          A summary of the status of the Company’s stock option plan at March 31, 2004:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2004	300,000	$0.10
Granted	--	--
Exercised	--	--
Forfeited	--	--

Outstanding at March 31, 2004	300,000	$0.10

Options exercisable at year-end	300,000	$0.10

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

NOTE 5 – NOTES PAYABLE

            On September 30, 1999 pursuant to a written promissory note the Company was loaned $300,000 from Augustine Fund, L.P. The note has no stated interest but calls for the payment of $375,000 in (180) one hundred eighty days from September 30, 1999. The Augustine Fund L.P. has the right to convert all or any portion of the $375,000 into 3,750,000 shares of common stock (the “Converted Shares”) at $0.10 per share and warrants exercisable into one-half the number of Converted Shares (1,875,000 shares) at $0.15 per share. As security for this loan, the President of the company placed in escrow 6,000,000 restricted shares of common stock, which has since been released. The Augustine Fund, L.P. granted the company an extension to November 4, 2003 and the Company modified the terms of the Note to allow it to become convertible into common stock at conversion price equal to 80% of the market price. In addition, the extension calls for the accrual of interest on the unpaid balance of $375,000 at 18% per annum. For the years ended December 31, 2003 and 2002, The Augustine Fund, L.P. converted $53,000 and $12,100 of note principle for shares of common stock exempt under 144K. In November 2003, the unpaid principle of $309,900 was rolled into a convertible debenture maturing December 31, 2004 at 8% per annum.

NOTE 6 – DEBENTURES PAYABLE

	March 31, 2004	December 31, 2003

Augustine Fund, LP, bears interest at 8% per annum, convertible to common stock at a price equal to 70% of the closing bid price. The debenture matures on December 31, 2004.	$292,940	$309,900
Kentan Limited Corp., bears interest at 8% per annum, convertible to common stock at a price equal to 65% of the closing bid price. The debenture matures on June 30, 2004.	65,500	-
Compass Capital Group, bears interest at 8% per annum, convertible to common stock at a price equal to 65% of the closing bid price. The debenture matures on June 30, 2004.	172,500	250,000
Pinnacle Investment Partners, L.P., bears interest at 12% per annum, convertible to common stock at a price equal to 65% of the closing bid price. The debenture matures on February 7, 2005.	520,000	-
Patrick L. Brown, non-interest bearing, convertible to common stock at a price equal to 50% of the closing bid price. The debenture matured on April 30, 2004, and was fully converted into common stock at that date.	10,840	-

Totals	$1,061,780	$559,900

NOTE 7 – INCOME TAXES

            The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in results of operations in the period that includes the enactment date. Because of the uncertainty regarding the Company's future profitability, the future tax benefit of its losses have been fully reserved for. Therefore, no benefit for the net operating loss has been recorded in the accompanying financial statements. The net operating losses of approximately $2,800,000 can be carried forward fifteen years through 2017 to be offset against net income.

NOTE 8 – GOING CONCERN

            The Company has prepared its financial statements assuming a going concern. The Company has historically received extensions of its indebtedness from the Augustine Fund, LP in the past; it is certain, and anticipates that additional extensions will be granted to satisfy its debenture obligations of $1,061,780 as of March 31, 2004 which includes the those debentures discussed in Note 6 above issued in 2004. The Company also feels the preferred stockholder with a principal balance of $390,000 will continue to rollover its obligation at such necessary time. The debenture holders and preferred stockholder have over time converted its debt and equity interest into common stock of the Company, and has expressed a willingness to continue to do such. This will cause dilution to existing shareholders.

            Because the Company is regulated as a business development company, it feels it has access to sufficient cash and capital resources to operate and grow the business for the next 12 months. Specifically, the Company intends to sell up to $5,000,000 in common stock permitted under the exemption from registration offered by Regulation E of the Securities Act.

NOTE 9 – SUBSEQUENT EVENTS

            On February 6, 2004, the Company entered into an asset purchase agreement with Great American Financial Corp. (a Delaware Company). The assets to be acquired consists of a computer software program known as “Totemaster” and all related source code and technical documentation. The consideration for the assets acquired consists of 750,000 shares of common stock and a royalty based on 5% of qualified revenues generated. The acquisition is expected to close or be terminated in June 2004.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This Quarterly Report on Form 10-QSB and the information incorporated by reference may include “forward-looking statements” within the meaning of Section 27(a) of the Securities Act and section 21(e) of the Exchange Act. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward-looking statements.

     The following discussion should be read in conjunction with Phoenix Interests' financial statements and the related notes included in this Form 10-QSB.

Overview

     Phoenix Interests, Inc. was incorporated under the laws of the State of Nevada in 1999. Following its incorporation, Phoenix Interests entered into the “pinhooking” and racing of thoroughbred horses. To date, substantially all of Phoenix Interests’ revenues have been generated from the pinhooking of thoroughbred horses.

Operating Results for the Three Months Ended March 31, 2004 and 2003

      Revenues.     Our revenues for the three months ended March 31, 2004 and 2003 were $0. This is due to the classification of our "pinhooking" operations as discontinued for reporting purposes, and corporate restructuring.

     Operational Expenses      Our operational expenses for the three months ended March 31, 2004 were $376,522 compared to $34,772 for the same period in 2003. The increase in operational expenses during the period is the result of increased expenses associated with converting into a business development company and compensation paid to our president and chief executive officer during the period.

     Interest Expense.       Our interest expense for the three months ended March 31, 2004 was $18,791 compared to $16,300 for the same period in 2003. The increase in interest expense is the result of increased debenture indebtedness.

     Net Income (Loss).       Our net loss for the three months ended March 31, 2004 was $395,313 compared to a net loss of $91,882 for the same period in 2003. The increase in the loss during the period is the result of increased expenses associated with converting into a business development company and compensation paid to our president and chief executive officer during the period.

     Changes In Balance Sheet.       At March 31, 2004, we had current assets of $120,313 as compared to $38,156 at December 31, 2003, total assets of $120,313 at March 31, 2004 as compared to $56,630 at December 31, 2003, total liabiities of $1,305,086 as compared to $1,154,284 at December 31, 2003, and stockholders’ equity (deficit) at March 31, 2004 of ($1,187,773) as compared to ($1,097,654) at December 31, 2003. The increase in current and total assets as well as total liabilities is the result of funds raised from debentures issued.

     Liquidity and Capital Resources.      We have historically financed our operations via convertible-debt and preferred-stock financing obtained from various private equity firms. These funds intend, over time, to convert their positions into shares of our common stock. This will cause dilution to existing shareholders.

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

Item 3.    CONTROLS AND PROCEDURES.

      As required by SEC rules, we have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of our principal executive and financial officer. Based on this evaluation, he has concluded that the design and operation of the Company's disclosure controls and procedures are effective. There were no significant changes to the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

      As of March 31, 2004, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment.

Item 2.   Change in Securities and Use of Proceeds

      On February 7, 2004, we issued to Pinnacle Investment Partners, L.P., a convertible debenture in the principal amount of $540,000. The purchase price of the debenture was $300,000, of which we received $240,000, as Pinnacle set off against $60,000 of the purchase price $60,000 of fees owed to Pinnacle by us. The difference between the purchase price and the $540,000 face amount of the debenture reflects the fact the debenture incorporates payment of unpaid dividends on shares of our Class A preferred stock owned by Pinnacle.

      On February 9, 2004, we issued 571,428 shares of our common stock to Compass Capital Group upon conversion of $13,000 principal amount of a debenture that we issued to Compass Capital Group. These shares were exempt from registration under the Securities Act of 1933 in reliance on Regulation E promulgated thereunder.

      On February 25, 2004, we issued 90,000 shares of our common stock to Pinnacle Investment Partners, L.P. upon conversion of 2,808 shares of our Class A preferred stock. These shares were exempt from registration under the Securities Act of 1933 in reliance on Rule 144 promulgated thereunder.

      On February 27, 2004, we issued 400,000 shares of our common stock to Augustine Fund, L.P. upon conversion of $11,200 principal amount of a debenture that we issued to Augustine Fund, L.P. These shares were exempt from registration under the Securities Act of 1933 in reliance on Rule 144(k) promulgated thereunder.

      On February 27, 2004, we issued 555,555 shares of our common stock to Compass Capital Group upon conversion of $19,500 of a debenture that we issued to Compass Capital Group. These shares were exempt from registration under the Securities Act of 1933 in reliance on Regulation E promulgated thereunder.

      On February 27, 2004, we issued 555,555 shares of our common stock to Kentan Limited Corp. upon conversion of $19,500 of a debenture that we issued to Kentan Limited Corp. These shares were exempt from registration under the Securities Act of 1933 in reliance on Regulation E promulgated thereunder.

      On February 27, 2004, we issued 320,000 shares of our common stock to Patrick L. Brown upon conversion of $8,000 of a debenture that we issued to Mr. Brown. These shares were exempt from registration under the Securities Act of 1933 in reliance on Regulation E promulgated thereunder.

      On March 9, 2004, we issued 220,000 shares of our common stock to Patrick L. Brown upon conversion of $6,160 of a debenture that we issued to Mr. Brown. These shares were exempt from registration under the Securities Act of 1933 in reliance on Regulation E promulgated thereunder.

      On March 9, 2004, we issued 350,000 shares of our common stock to Javelin Holdings, Inc. upon conversion of $20,000 of a debenture that we issued to Javelin Holdings, Inc. These shares were exempt from registration under the Securities Act of 1933 in reliance on Regulation E promulgated thereunder.

      On March 9, 2004, we issued 250,000 shares of our common stock to Chris Janish in connection with Pinnacle Investment Partners, L.P.’s February 2, 2004, investment in us. These shares were exempt from registration under the Securities Act of 1933 in reliance on Regulation E promulgated thereunder.

      On March 15, 2005, we issued to each of Leonard Lefkowitz, Frank Fierro, Ally Malangone, and Kentan Limited Corp. 561,797 shares of our common stock upon conversion of $60,000 of a debenture that we issued to Kentan Limited Corp. These shares were exempt from registration under the Securities Act of 1933 in reliance on Regulation E promulgated thereunder.

      On March 19, 2004, we issued 200,000 shares of our common stock to Augustine Fund, L.P. upon conversion of $5,760 principal amount of a debenture that we issued to Augustine Fund, L.P. These shares were exempt from registration under the Securities Act of 1933 in reliance on Rule 144(k) promulgated thereunder.

      On March 19, 2004, we issued 784,729 shares of our common stock to Pinnacle Investment Partners, L.P. upon conversion of $20,000 of a debenture that we issued to Pinnacle Investment Partners, L.P. These shares were exempt from registration under the Securities Act of 1933 in reliance on Regulation E promulgated thereunder.

      On April 1, 2004, we issued 812,500 shares of our common stock to Pinnacle Investment Partners, L.P. upon conversion of $13,000 of a debenture that we issued to Pinnacle Investment Partners, L.P. These shares were exempt from registration under the Securities Act of 1933 in reliance on Regulation E promulgated thereunder.

      On April 8, 2004, we issued 600,000 shares of our common stock to Augustine Fund, L.P. upon conversion of $14,400 principal amount of a debenture that we issued to Augustine Fund, L.P. These shares were exempt from registration under the Securities Act of 1933 in reliance on Rule 144(k) promulgated thereunder.

      On April 19, 2004, we issued 1,000,000 shares of our common stock to Pinnacle Investment Partners, L.P. upon conversion of 25,000 shares of our Class A preferred stock. These shares were exempt from registration under the Securities Act of 1933 in reliance on Rule 144 promulgated thereunder.

      On April 29, 2004, we issued 802,000 shares of our common stock to Patrick L. Brown upon conversion of $10,827 of a debenture that we issued to Mr. Brown. These shares were exempt from registration under the Securities Act of 1933 in reliance on Regulation E promulgated thereunder.

Item 3.   Defaults Upon Senior Securities

      None.

Item 4.   Submission of Matters to a Vote of Security Holders

      On January 7, 2004, we held a special meeting of shareholders for the following purposes: (1) to consider and vote upon a proposal to amend our articles of incorporation so as to (a) effect a one-for-ten reverse stock split of our common stock by reducing the number of issued and outstanding shares of common stock from 82,909,828 to approximately 8,290,982 and (b) authorize one billion shares of our capital stock, consisting of 980 million shares of common stock and 20 million shares of preferred stock, and (2) to authorize our selling shares of our common stock at prices below net asset value per share. At the time of this meeting, our president, James D. Tilton, Jr., held shares representing 55% of the voting power of all shares eligible to vote on these proposals. He voted his shares in favor of these proposals, causing them to be adopted.

      On March 18, 2004, our board of directors adopted a resolution recommending to our shareholders that the name of our company be changed from “Thoroughbred Interests, Inc.” to “Phoenix Interests, Inc. ” in order to reflect the decision of our board of directors to broaden the focus of our business beyond the buying and selling of thoroughbred horses into gaming, entertainment, and potentially other sectors. On the same date, shareholders together holding 52% of the total voting power submitted to our company a written consent authorizing changing its name to “Phoenix Interests, Inc. ” Our shareholders were informed of this change by means of an information statement, and on May 18, 2004, we filed with the Nevada Secretary of State a certificate of amendment of our articles of incorporation effecting this name change.

Item 5.   Other Information

      Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

      The following Exhibits are filed herewith and made part hereof.

No.	Description

3.1	Phoenix Interests, Inc. certificate of designations of Class A preferred stock filed with the Nevada Secretary of State on April 18, 2002.

3.2	Thoroughbred Interests, Inc. certificate of designations of Class B preferred stock filed with the Nevada Secretary of State on December 17, 2003.

3.3	Thoroughbred Interests, Inc. certificate of amendment filed with the Nevada Secretary of State on December 31, 2003.

3.4	Thoroughbred Interests, Inc. certificate of designations of Class C preferred stock filed with the Nevada Secretary of State on January 13, 2004.

10.1	Debenture issued to Kentan Limited Corp. due March 14, 2004.

10.2	Debenture issued to Patrick L. Brown due April 30, 2004.

10.3	Debenture issued to Pinnacle Investment Partners, L.P. due February 7, 2005.

10.4	Securities purchase agreement dated February 7, 2004, between Thoroughbred Interests, Inc. and Pinnacle Investment Partners, L.P.

10.5	Asset purchase agreement dated as of February 6, 2004, between Thoroughbred Interests, Inc. and Great American Financial Corp.

31.1	Certification of the Chief Executive Officer under 18 U.S.C. section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer under 18 U.S.C. section 1350, as adopted in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K:    For the quarter ended March 31, 2004, and through the date of this report, the Company has not filed a current report on Form 8-K

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX INTERESTS, INC.
Registrant

Date:	June 2, 2004	By:	/s/ James D. Tilton, Jr.
James D. Tilton, Jr. Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

          In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Tilton, Jr. James D. Tilton, Jr. (Principal Executive Officer and Principal Accounting Officer)	Chairman President and Chief Executive Officer	June 2, 2004

/s/ Peter Klamka Peter Klamka	Director	June 2, 2004