Form 10QSB
period 2004-06-30
PHOENIX INTERESTS INC
filed 2004-08-10
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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
Yes    ☒           No    ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity. As of July 31, 2004 - 20,469,949 shares of Common Stock.

     Transitional Small Business Disclosure Format (check one): Yes    ☐           No    ☒

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.)
FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2004

PART I   FINANCIAL INFORMATION

Item I.   Financial Statements

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) BALANCE SHEETS JUNE 30, 2004 AND DECEMBER 31, 2003

	June 30, 2004	Dec. 31, 2003
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$53,653	$38,156
Receivable - other	51,000	$-

	104,653	38,156
Other assets
Loan Receivable - related party	-	18,474

Total Assets	$104,653	$56,630

Liabilities & Stockholders’ Equity (Deficit):
Current Liabilities
Notes and debentures payable	$994,440	$559,900
Accounts payable and accrued expenses	227,926	203,059
Accrued compensation - related party	45,033	200,000
Accrued preferred stock dividends	34,579	191,325

Total liabilities	1,301,978	1,154,284

Stockholders’ Equity (Deficit):
Preferred stock, Class A; par value $0.001; 10,000 shares authorized;
3,872 and 4,500 shares issued in 2004 and 2003, respectively	$4	$4
Preferred stock, Class B; par value $0.001; 100,000 shares authorized;
0 and 100,000 shares issued in 2004 and 2003, respectively	-	100
Preferred stock, Class C; par value $0.001; 12,000,000 shares authorized,
11,400,000 shares issued in 2004	11,400	-
Common stock, par value $0.001; 980 million shares authorized;
20,469,949 and 7,710,994 shares issued and outstanding
in 2004 and 2003, respectively	20,469	7,711
Additional paid-in capital	1,928,228	1,518,400
Preferred stock dividends	(274,579)	(191,325)
Accumulated deficit	(2,882,847)	(2,432,544)

Total stockholders' equity (deficit)	(1,197,325)	(1,097,654)

Total Liabilities & Stockholders’ Equity (Deficit)	$104,653	$56,630

The accompanying notes are an integral part of these financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003 (Unaudited)
	2004	2003

Revenues	$-	$-

Operating expenses	29,029	58,181

Net (loss) before other income (expense)	(29,029)	(58,181)
Other income (expense)
Interest expense	(25,961)	(16,015)

Net (loss) before provision for income taxes	(54,990)	(74,196)

Provision for income taxes	-	-

Net (loss) from continuing operations	(54,990)	(74,196)
Net (loss) from discontinued operations, net of tax	-	(207,292)

Net (loss)	$(54,990)	$(281,488)

Net (loss) per common share - basic and diluted	$(0.00)	$(0.09)

Weighted average number of common shares outstanding	16,484,141	3,018,227

The accompanying notes are an integral part of these financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (Unaudited)
	2004	2003

Revenues	$-	$-

Operating expenses	405,551	92,953

Net (loss) before other income (expense)	(405,551)	(92,953)
Other income (expense)
Interest expense	(44,752)	(32,346)

Net (loss) before provision for income taxes	(450,303)	(125,299)

Provision for income taxes	-	-

Net (loss) from continuing operations	(450,303)	(125,299)
Net (loss) from discontinued operations, net of tax	-	(248,071)

Net (loss)	$(450,303)	$(373,370)

Net (loss) per common share - basic and diluted	$(0.04)	$(0.12)

Weighted average number of common shares outstanding	11,289,351	3,018,227

The accompanying notes are an integral part of these financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (Unaudited)
	For the six months ended June 30,
	2004	2003

Cash flows from operating activities:
Net (loss)	$(450,303)	$(373,370)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Preferred stock issued for officer compensation	168,000	-
Preferred stock issued for directors compensation	10,000	-
Debentures issued for consulting services	45,000	-
Common stock issued for consulting services	10,000	15,000
Changes in operating assets and liabilities
Decrease in investment in thoroughbred horses	-	345,634
Increase (decrease) in accounts payable and accrued expenses	29,293	(89,312)
Increase (decrease) in dividneds payable	-	60,000
(Decrease) in accrued compensation - related party	(154,967)	-

Net cash (used in) operating activities	(342,977)	(80,244)

Cash flows from financing activities:
Proceeds from sale of debentures	340,000	-
Increase (decrease) in note payable - related party	-	82,228
Decrease in loan receivable - related party	18,474	-
Increase in bank overdraft	-	1,282

Net cash provided by financing activities	358,474	83,510

Net increase in cash and cash equivalents	15,497	3,266
Cash - beginning	38,156	-

Cash - ending	$53,653	$3,266

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest expense	$-	$-
Taxes Paid	$-	$-

Non-Cash Transactions:
The Company issued 12,418,955 shares of common stock to redeem $240,457 of debentures.
The Company issued 1,090,000 shares of common stock to redeem $27,808 of preferred A stock.
The Company issued $45,000 of convertible debentures for consulting services.
The Company issued 500,000 shares of preferred C stock for Directors compensation valued at $10,000.
The Company exchanged 5,000 shares of preferred A stock for 10,900,000 shares of preferred C stock valued at $168,000.
The Company issued 250,000 shares of common stock for services valued at $10,000.

The accompanying notes are an integral part of these financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO FINANCIAL STATEMENTS JUNE 30, 2004

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND ORGANIZATION

          The Company was organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc. Effective May 18, 2004, it changed its name to its current name. The Company business consists of purchasing, training and sales of thoroughbred horses. The Company has emerged from its development stage in early 2000. The Company incurred a deficit of $134,167 in its development stage.

           As of December 31, 2003, the Company has liquidated its entire inventory of thoroughbred horses. On January 20, 2004, the Company has filed the required forms to be regulated as a business development company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the SEC of the intent to sell under Regulation E promulgated under the Securities Act of 1933 up to $5 million of the Company's common stock.

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

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

NET LOSS PER COMMON SHARE

           The Company reports earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding. The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive.

	For the three months ended June 30,
	2004	2003
Options outstanding under the Company’s stock option plan	-	3,000,000
Common stock issuable upon conversion of certain Debentures Payable *	99,500,000	4,750,000
Warrants issued in connection with Notes Payable	-	2,375,000
Common Stock issuable upon conversion of Preferred Stock *	42,219,200	-

* Approximate at June 30, 2004 assuming closing share price of $0.015 per share and conversion price of $0.01 per share.

NOTE 2 – RELATED PARTY TRANSACTIONS

           Under the previous employment agreement, the CEO received a grant of incentive stock options pursuant to Company's Millennium Stock Option Plan of three million shares of common stock. Those options have since been canceled.

               The Company commenced in April 2000 utilizing an office our President/CEO, James D. Tilton, Jr., leased under an informal agreement at $2,638 per month. The Company relocated its offices in July 2003 and presently for $1,250 per month leases a residence owned by our President/CEO. In review of this transaction, disclosure pursuant to FASB 13 is not required since the Company has no legal commitment for future payment of rent at its option. The Company in the normal course of its business operates in conjunction with our President/CEO in various business dealings. In order to achieve certain economic savings, the Company in certain horse related transactions such as boarding, training, insurance coverage operated under the name of our President/CEO.

         In 2003, due to cash flow, Mr. Tilton, the Company president was paid an advance equal to $125,000. In December 2003, the Company issued to its CEO, Mr. Tilton, 5,000 shares of its Class B preferred stock valued at $50,000 for compensation. In January 2004, these shares were exchanged for 10,900,000 shares of Class C convertible preferred stock valued at $168,000. At December 31, 2003, the Company reflected an accrual for unpaid officer compensation of $200,000.

NOTE 3 – CAPITAL TRANSACTIONS

a.)     In April 2004, the Company exchanged 1,000,000 shares of common stock to redeem $25,000 of class A preferred stock.

b.)     In April 2004, the Company exchanged 802,000 shares of common stock to redeem $10,827 of debentures.

c.)     In June 2004, the Company exchanged 1,500,000 shares of common stock to redeem $15,300 of debentures.

d.)     In June 2004, the Company exchanged 1,500,000 shares of common stock to redeem $13,800 of debentures.

NOTE 4 – STOCK OPTION PLAN

          The The Board of Directors approved The Millennium Stock Option Plan effective as of January 3, 2000 to compensate executives, key management personnel and consultants of the Company. The plan document has authorized a maximum of 10,000,000 shares of common stock to be optioned at an exercise price to be determined by the Company. In the case of the incentive stock option the exercise price shall not be less than 100% of the fair market value of the shares on the date the option is granted. The stock options are exercisable no sooner than six months nor more than ten years from the date it is granted. The fair market value of common stock options granted will be reflected as compensation issued.

          A summary of the status of the Company’s stock option plan at June 30, 2004:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2004	300,000	$1.00
Granted	--	--
Exercised	--	--
Forfeited	--	--

Outstanding at June 30, 2004	300,000	$1.00

Options exercisable at year-end	300,000	$1.00

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

NOTE 5 – NOTES PAYABLE

            On September 30, 1999 pursuant to a written promissory note the Company was loaned $300,000 from Augustine Fund, L.P. The note has no stated interest but calls for the payment of $375,000 in (180) one hundred eighty days from September 30, 1999. The Augustine Fund L.P. has the right to convert all or any portion of the $375,000 into 3,750,000 shares of common stock (the “Converted Shares”) at $0.10 per share and warrants exercisable into one-half the number of Converted Shares (1,875,000 shares) at $0.15 per share. As security for this loan, the President of the company placed in escrow 6,000,000 restricted shares of common stock, which has since been released. The Augustine Fund, L.P. granted the company an extension to November 4, 2003 and the Company modified the terms of the Note to allow it to become convertible into common stock at conversion price equal to 80% of the market price. In addition, the extension calls for the accrual of interest on the unpaid balance of $375,000 at 18% per annum. For the years ended December 31, 2003, The Augustine Fund, L.P. converted $53,000 of note principle for shares of common stock exempt under 144K. In November 2003, the unpaid principle of $309,900 was rolled into a convertible debenture maturing December 31, 2004 at 8% per annum.

NOTE 6 – DEBENTURES PAYABLE

	June 30, 2004	December 31, 2003

Augustine Fund, LP, bears interest at 8% per annum, convertible to common stock at a price equal to 70% of the closing bid price. The debenture matures on December 31, 2004.	$278,540	$309,900
Kentan Limited Corp., bears interest at 8% per annum, convertible to common stock at a price equal to 65% of the closing bid price. The debenture matures on August 31, 2004.	65,500	-
Compass Capital Group, bears interest at 8% per annum, convertible to common stock at a price equal to 65% of the closing bid price. The debenture matures on August 31, 2004.	172,500	250,000
Pinnacle Investment Partners, L.P., bears interest at 12% per annum, convertible to common stock at a price equal to 65% of the closing bid price. The debenture matures on February 7, 2005.	477,900	-

Totals	$994,440	$559,900

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

NOTE 8 – GOING CONCERN

            The Company has prepared its financial statements assuming a going concern. The Company has historically received extensions of its indebtedness from the Augustine Fund, LP in the past; and anticipates that additional extensions will be granted to satisfy its debenture obligations of $994,440 as of June 30, 2004 which includes those debentures discussed in Note 6 above issued in 2004. The Company also feels the preferred stockholder with a principal balance of $422,192 will continue to rollover its obligation at such necessary time. The debenture holders and preferred stockholder have over time converted its debt and equity interest into common stock of the Company, and has expressed a willingness to continue to do such. This will cause significant dilution to existing shareholders.

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

      During 2003 the Company discontinued all pinhooking activities and liquidated its remaining horse inventory. Going forward, the Company expects to generate revenues and profits when applicable from its entry into online account wagering, gaming and other various forms of legalized gambling. The Company in March of this year formed a wholly owned subsidiary “Online Enterprises, Inc.” as its initial entry into online account wagering and ecommerce. Specifically, the Company via Online Enterprises, Inc. is developing a web site “http://www.Barn66.com” which will allow users online to conduct thoroughbred ecommerce and account wagering. The site is expected to go live during the month of August 2004.

Operating Results for the Three Months Ended June 30, 2004 and 2003

      Revenues.      Our revenues for the three months ended June 30, 2004 was nil as it was the same period in 2003. In 2003 it was more of a result of seasonality and the decision to restructure the Company. In 2004 it is a result of the restructuring and the gradual entry into new areas such as, online gambling and ecommerce.

     Operational Expenses      Our operational expenses for the three months ended June 30, 2004 were $29,029 compared to the $58,181 for the same period in 2003. The decrease in operational expenses was primarily due to the fact no salary was paid to our president during the quarter.

     Interest Expense.       Our interest expense for the three months ended June 30, 2004 was $25,961 compared to $16,015 during the same period in 2003. The increase in the interest expense is the result of increased debenture indebtedness.

     Net Income (Loss).       Our net loss for the three months ended June 30, 2004 was ($54,990) compared to ($281,488) for the same period in 2003. The decrease in the loss is due to the extraordinary expenses associated with liquidating the horse inventory and start of restructuring during the same period in 2003.

     Changes In Balance Sheet.       At June 30, 2004 we had current assets of $104,653 as compared to $38,156 at December 31, 2003, total assets of $104,653 at June 30, 2004 as compared to $56,630 at December 31, 2003, total liabilities of $1,301,978 at June 30, 2004 as compared to $1,154,284 at December 31, 2003 and stockholders’ equity (deficit) at June 30, 2004 of ($1,197,325) as compared to ($1,097,654) at December 31, 2003. The increase in current and total assets as well as total liabilities is the result of funds raised from debentures issued.

     Liquidity, Capital Resources and Cash Requirements.       We have historically financed our operations via convertible-debt and preferred-stock financing obtained from various private equity firms. These funds intend, over time, to convert their positions into shares of our common stock. This will cause significant dilution to existing shareholders.

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

Item 3.    CONTROLS AND PROCEDURES.

      As required by SEC rules, we have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the date of this quarterly report. This evaluation was carried out under the supervision and with the participation of our principal executive and financial officer. Based on this evaluation, he has concluded that the design and operation of the Company's disclosure controls and procedures are effective. There were no significant changes to the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

      As of June 30, 2004, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment.

Item 2.   Change in Securities and Use of Proceeds

      On June 9, 2004, we issued 1,500,000 shares of common stock, $0.001 par value per share, to Pinnacle Investment Partners, L.P. upon the conversion of previously issued debentures. These shares were exempt from registration under the Securities Act of 1933, as amended, in reliance on Regulation E promulgated thereunder.

      On June 14, 2004, we issued an additional 1,500,000 shares of common stock, $0.001 par value per share, to Pinnacle Investment Partners, L.P. upon the conversion of previously issued debentures. These shares were exempt from registration under the Securities Act of 1933, as amended, in reliance on Regulation E promulgated thereunder.

      On June 22, 2004 Ketan Limited Corp. extended its debenture with us to August 31, 2004. The principal amount of the debenture currently is $65,500.

      On June 22, 2004, Compass Capital Group, Inc. extended its debenture with us to August 31, 2004. The principal amount of the debenture currently is $172,500.

Item 3.   Defaults Upon Senior Securities

      None.

Item 4.   Submission of Matters to a Vote of Security Holders

      None.

Item 5.   Other Information

      Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

      The following Exhibits are filed herewith and made part hereof.

No.	Description

10.1	Consulting Agreement between Phoenix Interests, Inc. and Patrick Brown.

31.1	Certification of the Chief Executive Officer under 18 U.S.C. section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer under 18 U.S.C. section 1350, as adopted in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K:    For the quarter ended June 30, 2004, and through the date of this report, the Company has not filed a current report on Form 8-K

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX INTERESTS, INC.
Registrant

Date:	August 9, 2004	By:	/s/ James D. Tilton, Jr.
James D. Tilton, Jr. Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

          In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Tilton, Jr. James D. Tilton, Jr. (Principal Executive Officer and Principal Accounting Officer)	Chairman President and Chief Executive Officer	August 9, 2004

/s/ Peter Klamka Peter Klamka	Director	August 9, 2004

/s/ Hiram Woo Hiram Woo	Director	August 9, 2004