Form 10QSB
period 2004-09-30
PHOENIX INTERESTS INC
filed 2004-11-15
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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
Yes    ☒           No    ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity. As of September 30, 2004 - 29,119,949 shares of common stock.

     Transitional Small Business Disclosure Format (check one): Yes    ☐           No    ☒

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.)
FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I   FINANCIAL INFORMATION

Item I.   Financial Statements

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) BALANCE SHEETS SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

	Sept. 30, 2004	Dec. 31, 2003
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$7,926	$38,156

	7,926	38,156
Other assets
Loan Receivable - related party	-	18,474

Total Assets	$7,926	$56,630

Liabilities & Stockholders’ Equity (Deficit):
Current Liabilities
Notes and debentures payable, net of discounts of $91,402	$844,438	$559,900
Accounts payable and accrued expenses	250,331	203,059
Accrued compensation - related party	156,696	200,000
Accrued preferred stock dividends	58,534	191,325

Total liabilities	1,309,999	1,154,284

Stockholders’ Equity (Deficit):
Preferred stock, Class A; par value $0.001; 10,000 shares authorized;
3,872 and 4,500 shares issued in 2004 and 2003, respectively	$4	$4
Preferred stock, Class B; par value $0.001; 100,000 shares authorized;
0 and 100,000 shares issued in 2004 and 2003, respectively	-	100
Preferred stock, Class C; par value $0.001; 12,000,000 shares authorized,
11,400,000 shares issued in 2004	11,400	-
Common stock, par value $0.001; 980,000,000 shares authorized;
29,119,949 and 7,710,994 shares issued and outstanding
in 2004 and 2003, respectively	29,119	7,711
Additional paid-in capital	2,347,367	1,518,400
Preferred stock dividends	(298,534)	(191,325)
Accumulated deficit	(3,391,429)	(2,432,544)

Total stockholders' equity (deficit)	(1,302,073)	(1,097,654)

Total Liabilities & Stockholders’ Equity (Deficit)	$7,926	$56,630

The accompanying notes are an integral part of these financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (Unaudited)
	2004	2003

Revenues	$-	$-

Operating expenses	204,578	50,130

Net (loss) before other income (expense)	(204,578)	(50,130)
Other income (expense)
Interest expense and financing costs	(304,004)	(15,790)

Net (loss) before provision for income taxes	(508,582)	(65,920)

Provision for income taxes	-	-

Net (loss) from continuing operations	(508,582)	(65,920)
Net (loss) from discontinued operations, net of tax	-	-

Net (loss)	(508,582)	(65,920)
Preferred stock dividends	(23,955)	(47,831)

Net (loss) attributed to common stockholders	$(532,537)	$(113,751)

Net (loss) per common share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	23,000,384	3,141,052

The accompanying notes are an integral part of these financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (Unaudited)
	2004	2003

Revenues	$-	$-

Operating expenses	610,129	143,083

Net (loss) before other income (expense)	(610,129)	(143,083)
Other income (expense)
Interest expense and financing costs	(348,756)	(48,136)

Net (loss) before provision for income taxes	(958,885)	(191,219)

Provision for income taxes	-	-

Net (loss) from continuing operations	(958,885)	(191,219)
Net (loss) from discontinued operations, net of tax	-	(248,071)

Net (loss)	(958,885)	(439,290)
Preferred stock dividends	(107,209)	(143,493)

Net (loss) attributed to common stockholders	$(1,066,094)	$(582,783)

Net (loss) per common share - basic and diluted	$(0.06)	$(0.14)

Weighted average number of common shares outstanding	16,621,576	3,141,052

The accompanying notes are an integral part of these financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (Unaudited)
	For the nine months ended September 30,
	2004	2003

Cash flows from operating activities:
Net (loss)	$(958,885)	$(439,290)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for interest expense	-	51,825
Preferred stock issued for officer compensation	168,000	-
Preferred stock issued for directors compensation	10,000	-
Debentures issued for consulting services	105,000	-
Common stock issued for consulting services	5,000	-
Amortization of beneficial conversion feature	278,213	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	6,935
Decrease in investment in thoroughbred horses	-	413,134
Increase (decrease) in accounts payable and accrued expenses	47,272	(73,184)
Decrease in accrued compensation - related party	(19,967)	-

Net cash (used in) operating activities	(365,367)	(40,580)

Cash flows from financing activities:
Proceeds from sale of debentures	340,000	-
Increase (decrease) in note payable - related party	-	43,150
Decrease in loan receivable - related party	(4,863)	-
Increase in bank overdraft	-	1,918

Net cash provided by financing activities	335,137	45,068

Net (decrease) increase in cash and cash equivalents	(30,230)	4,488
Cash - beginning	38,156	-

Cash - ending	$7,926	$4,488

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest expense	$-	$-
Taxes Paid	$-	$-

Non-Cash Transactions:
The Company issued 16,668,955 shares of common stock to redeem $309,060 of debentures.
The Company issued 4,090,000 shares of common stock to redeem preferred A stock.
The Company issued $105,000 of convertible debentures for consulting services.
The Company issued 500,000 shares of preferred C stock for Directors compensation valued at $10,000.
The Company exchanged 5,000 shares of preferred A stock for 10,900,000 shares of preferred C stock valued at $168,000.
The Company issued 250,000 shares of common stock for services valued at $5,000.
The Company recognized discounts of $369,615 related to the issuance of convertible debentures.

The accompanying notes are an integral part of these financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2004

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND ORGANIZATION

          The Company was organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc. Effective May 18, 2004, it changed its name to its current name. The Company’s business consisted of purchasing, training and selling of thoroughbred horses. The Company has emerged from its development stage in early 2000. The Company incurred a deficit of $134,167 in its development stage.

           As of December 31, 2003, the Company liquidated its entire inventory of thoroughbred horses. On January 20, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the SEC of the intent to sell under Regulation E promulgated under the Securities Act of 1933 up to $5 million of the Company's common stock.

ORGANIZATION COSTS

          The Company has incurred various expenditures in forming its corporate and organizational structure. In accordance with SOP 98-5 these costs will be expensed as incurred.

MANAGEMENT ESTIMATES

          Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

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

	For the nine months ended September 30,
	2004	2003
Options outstanding under the Company’s stock option plan	-	3,000,000
Common stock issuable upon conversion of certain debentures payable *	93,589,000	16,000,000
Warrants issued in connection with notes payable	-	2,375,000
Common stock issuable upon conversion of preferred stock *	39,924,260	22,000,000

* Approximate at September 30, 2004, assuming closing share price of $0.015 per share and conversion price of $0.01 per share.

EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS

           The Company discontinued its thoroughbred horse operations during 2003. Earnings per share from discontinued operations was $0.08 for the nine months ended September 30, 2004. There were 3,141,052 weighted average shares outstanding for the period.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO FINANCIAL STATEMENTS - continued SEPTEMBER 30, 2004

NOTE 2 – RELATED PARTY TRANSACTIONS

           Under the previous employment agreement, the Company’s CEO, James D. Tilton, Jr., received a grant of incentive stock options pursuant to Company's Millennium Stock Option Plan of three million shares of common stock. Those options have since been canceled.

               The Company commenced in April 2000 utilizing an office Mr. Tilton leased under an informal agreement at $2,638 per month. The Company relocated its offices in July 2003 and currently leases for $1,250 per month, a residence owned by Mr. Tilton. In review of this transaction, disclosure pursuant to FASB 13 is not required since the Company has no legal commitment for future payment of rent. The Company in the normal course of its business operates in conjunction with its CEO in various business dealings. In order to achieve certain economic savings, the Company in certain horse-related transactions such as boarding, training, insurance coverage operated under the name of its CEO.

         In 2003, due to the Company’s limited cash flow, the Company paid its CEO a $125,000 advance. In December 2003, the Company issued to its CEO, as compensation 5,000 shares of its Class B preferred stock valued at $50,000. In January 2004, these shares were exchanged for 10,900,000 shares of Class C convertible preferred stock valued at $168,000. At December 31, 2003, the Company reflected an accrual for unpaid officer compensation of $200,000.

NOTE 3 – CAPITAL TRANSACTIONS

a.)     In August 2004, the Company exchanged 3,400,000 shares of common stock to redeem series A preferred stock.

b.)     In September 2004, the Company exchanged 2,000,000 shares of common stock to redeem $20,800 of debentures.

c.)     In September 2004, the Company exchanged 1,250,000 shares of common stock to redeem $10,000 of debentures.

d.)     In September 2004, the Company exchanged 2,000,000 shares of common stock to redeem $27,800 of debentures.

NOTE 4 – STOCK OPTION PLAN

          The board of directors approved The Millennium Stock Option Plan effective as of January 3, 2000 to compensate executives, key management personnel and consultants of the Company. The plan document has authorized a maximum of 10,000,000 shares of common stock to be issued as options with an exercise price to be determined by the Company. In the case of incentive stock options, the exercise price cannot be less than 100% of the fair market value of the shares on the date the option is granted. The stock options are exercisable no sooner than six months nor more than ten years from the date of grant. The fair market value of common stock options granted will be reflected as compensation issued.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO FINANCIAL STATEMENTS - continued SEPTEMBER 30, 2004

          A summary of the status of the Company’s stock option plan at September 30, 2004:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2004	300,000	$1.00
Granted	--	--
Exercised	--	--
Forfeited	--	--

Outstanding at June 30, 2004	300,000	$1.00

Options exercisable at year-end	300,000	$1.00

            The stock option plan was terminated as of December 31, 2003.

           The Company has adopted only the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” It applies Accounting Principles Bulletin (“APB”) Opinion No. 25. “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plan and does not recognize compensation expense for its stock option plan other than for restricted stock and options issued to outside third parties. During the year ended December 31, 2003, the Company granted no options with an exercise price greater than the stock price at the date of grant or less than the stock price at the date of the grant.

NOTE 5 – NOTES PAYABLE

            On September 30, 1999, pursuant to a written promissory note, the Company was loaned $300,000 by Augustine Fund, L.P. The note has no stated interest but calls for the payment of $375,000 in 180 days from September 30, 1999. The Augustine Fund L.P. has the right to convert all or any portion of the $375,000 into 3,750,000 shares of common stock (the “Converted Shares”) at $0.10 per share and warrants exercisable into one-half the number of Converted Shares (1,875,000 shares) at $0.15 per share. As security for this loan, the Company’s CEO James D. Tilton, Jr. placed in escrow 6,000,000 restricted shares of common stock, which shares have since been released. The Augustine Fund, L.P. granted the company an extension to November 4, 2003 and the Company modified the terms of the note to allow it to become convertible into common stock at conversion price equal to 80% of the market price. In addition, the extension calls for the accrual of interest on the unpaid balance of $375,000 at 18% per annum. For the year ended December 31, 2003, The Augustine Fund, L.P. converted $53,000 of note principle for shares of common stock exempt under 144K. In November 2003, the unpaid principle of $309,900 was rolled into a convertible debenture maturing December 31, 2004 at 8% per annum.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO FINANCIAL STATEMENTS - continued SEPTEMBER 30, 2004

NOTE 6 – DEBENTURES PAYABLE

	September 30, 2004	December 31, 2003

Augustine Fund, LP, bears interest at 8% per annum, convertible to common stock at a price equal to 70% of the closing bid price. The debenture matures on December 31, 2004.	$268,540	$309,900
Kentan Limited Corp., bears interest at 8% per annum, convertible to common stock at a price equal to 65% of the closing bid price. The debenture matures on January 1, 2005.	41,200	-
Compass Capital Group, bears interest at 8% per annum, convertible to common stock at a price equal to 65% of the closing bid price. The debenture matures on January 1, 2005.	148,200	250,000
Pinnacle Investment Partners, L.P., bears interest at 12% per annum, convertible to common stock at a price equal to 65% of the closing bid price. The debenture matures on February 7, 2005.	477,900	-

Totals	935,840	559,900
Less: discounts in notes	(91,402)	-

	$844,438	$559,900

            During the nine months ended September 30, 2004, the Company issued three convertible notes/debentures for an aggregate of $665,000 that allows the holder to convert the debt into shares of the Company’s common stock at discounts ranging from 35% to 50%. The beneficial conversion feature associated with this debt amounted to $369,615 which will be amortized over the life of the respective debt. As of September 30, 2004, $278,213 of the discount has been amortized to financings costs in the accompanying statements of operations.

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

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO FINANCIAL STATEMENTS - continued SEPTEMBER 30, 2004

NOTE 8 – GOING CONCERN

            The Company has prepared its financial statements assuming a going concern. The Company has historically received extensions of its indebtedness from the Augustine Fund, L.P. in the past and, it anticipates that additional extensions will be granted to satisfy its debenture obligations of $935,840 as of September 30, 2004, which includes those debentures discussed in Note 6 above issued in 2004. As of September 30, 2004, $58,534 of dividends had accrued on shares of the Company’ class A convertible preferred stock, but the Company is not required to pay those dividends unless it has funds available out of which it could legally pay them. That is currently not the case. The debenture holders and preferred stockholder have over time converted their debt and equity interests into common stock of the Company, and they have expressed a willingness to continue to so. This will cause significant dilution to existing shareholders.

            Because the Company is regulated as a business development company, it feels it has access to sufficient cash and capital resources to operate the business for the next 12 months. Specifically, the Company intends to sell up to $5,000,000 in common stock permitted under the exemption from registration offered by Regulation E promulgated under the Securities Act.

NOTE 9 –SUBSEQUENT EVENTS

            The Company had the following conversions subsequent to September 30, 2004:

           •      2,000,000 shares of common stock were issued on October 4, 2004 for the conversion of $28,000 in notes payable.

           •      2,000,000 shares of common stock were issued on October 21, 2004 for $16,000 of convertible debentures.

           •      2,000,000 shares of common stock were issued on November 8, 2004 for $18,000 in series A preferred stock.

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

      During 2003 the Company discontinued all pinhooking activities and liquidated its remaining horse inventory. Going forward, the Company expects to generate revenues and profits when applicable from its entry into online account wagering, gaming and other various forms of legalized gambling. In March 2004, the Company formed a wholly owned subsidiary “Online Enterprises, Inc.” as its initial entry into online account wagering and ecommerce. Specifically, the Company via Online Enterprises, Inc. is developing a web site “http://www.Barn66.com” which will allow users online to conduct thoroughbred ecommerce and account wagering. The site is scheduled to go live during November 2004 pending approval by the State of Oregon to offer account wagering. The Company is able to offer account wagering because of the equity investment the Company made in October 2004 in American Tab Ltd., an account wagering firm founded in 1999 and approved by the State of Oregon. American Tab expects to handle over $100 million of wagers during 2004.

Operating Results for the Nine Months Ended September 30, 2004 and 2003

      Revenues.      Our revenues for the nine months ended September 30, 2004 was nil as it was the same period in 2003. In 2003 it was more of a result of seasonality and the decision to restructure the Company. In 2004 it is a result of the restructuring and the gradual entry into new areas such as online gambling and ecommerce.

     Operational Expenses.      Our operational expenses for the nine months ended September 30, 2004 were $610,129 compared to $143,083 for the same period in 2003. The increase in operational expenses is primarily due to the fact no salary was accrued or paid to our president during the prior period, and increased expenses associated with being a business development company.

     Interest Expense and Financing Costs.       Our interest expense and financing costs for the nine months ended September 30, 2004 was $348,756 compared to $48,136 during the same period in 2003. The increase in the interest expense and financing costs is the result of increased debenture indebtedness.

     Net Income (Loss).       Our net loss for the nine months ended September 30, 2004 was ($958,885) compared to ($439,290) for the same period in 2003. The increase in the net loss is due to higher interest expense and financing costs as well as higher operational expenses.

     Changes In Balance Sheet.       At September 30, 2004 we had current assets of $7,926 as compared to $38,156 at December 31, 2003, total assets of $7,926 at September 30, 2004 as compared to $56,630 at December 31, 2003, total liabilities of $1,309,999 at September 30, 2004 as compared to $1,154,284 at December 31, 2003 and stockholders’ equity (deficit) at September 30, 2004 of ($1,302,073) as compared to ($1,097,654) at December 31, 2003. The decrease in current and total assets is the result of higher operational expenses, interest expense and financing costs. The increase in total liabilities is the result of funds raised from debentures issued.

     Liquidity, Capital Resources and Cash Requirements.       We have historically financed our operations via convertible-debt and preferred-stock financing obtained from various private equity firms. These funds intend, over time, to convert their positions into shares of our common stock. This will cause significant dilution to existing shareholders.

      In the immediate future, we intend to finance our operations and any growth via acquisitions by issuing shares of our common stock under the exemption from registration offered by Regulation E promulgated under the Securities Act. Because we are regulated as a business development company and have made the appropriate filings with the Securities and Exchange Commission, we qualify for this exemption. Because we have access to this source of financing, we feel that we have sufficient cash and capital resources available to operate and grow our business for the next 12 months.

Change in Number of Employees

      We may consider hiring employees in the areas of marketing and finance as we grow and make acquisitions.

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

      As of September 30, 2004, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

      On August 9, 2004, we issued 3,400,000 shares of common stock, $0.001 par value per share, to Pinnacle Investment Partners, L.P. upon the conversion of a previously issued series A preferred stock. These shares were exempt from registration under the Securities Act of 1933, as amended, in reliance on Rule 144K promulgated thereunder.

      On September 9, 2004, we issued 1,000,000 shares of common stock, $0.001 par value per share, to Compass Capital upon the conversion of a previously issued debenture. These shares were exempt from registration under the Securities Act of 1933, as amended, in reliance on Regulation E promulgated thereunder.

      On September 9, 2004, we issued 1,000,000 shares of common stock, $0.001 par value per share, to Kentan Limited Corp. upon the conversion of a previously issued debenture. These shares were exempt from registration under the Securities Act of 1933, as amended, in reliance on Regulation E promulgated thereunder.

      On September 22, 2004, we issued 1,250,000 shares of common stock, $0.001 par value per share, to Pinnacle Investment Partners, L.P. upon the conversion of a previously issued debenture. These shares were exempt from registration under the Securities Act of 1933, as amended, in reliance on Regulation E promulgated thereunder.

      On September 22, 2004 Kentan Limited Corp. extended its debenture with us to January 1, 2005. The principal amount of the debenture currently is $41,200.

      On September 23, 2004, Compass Capital Group, Inc. extended its debenture with us to January 1, 2005. The principal amount of the debenture currently is $148,200.

      On September 28, 2004, we issued 1,000,000 shares of common stock, $0.001 par value per share, to Compass Capital upon the conversion of previously issued debentures. These shares were exempt from registration under the Securities Act of 1933, as amended, in reliance on Regulation E promulgated thereunder.

      On September 28, 2004, we issued 1,000,000 shares of common stock, $0.001 par value per share, to Kentan Limited Corp. upon the conversion of previously issued debentures. These shares were exempt from registration under the Securities Act of 1933, as amended, in reliance on Regulation E promulgated thereunder.

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

Reports on Form 8-K.

    The Company filed a current report on Form 8-K on September 14, 2004 regarding the issuance of common stock upon conversion of certain debentures payable on September 9, 2004.

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX INTERESTS, INC.
Registrant

Date:	November 12, 2004	By:	/s/ James D. Tilton, Jr.
James D. Tilton, Jr. Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

          In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Tilton, Jr. James D. Tilton, Jr. (Principal Executive Officer and Principal Accounting Officer)	Chairman President and Chief Executive Officer	November 12, 2004

/s/ Peter Klamka Peter Klamka	Director	November 12, 2004

/s/ Hiram Woo Hiram Woo	Director	November 12, 2004