Form 10QSB/A
period 2004-09-30
PHOENIX INTERESTS INC
filed 2005-01-07
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

     Transitional Small Business Disclosure Format (check one) Yes    ☐           No    ☒

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
	2004	2003

Revenues	$-	$-

Operating expenses:
Compensation	135,000	-
Professional fees	60,746	30,406
Office expenses	802	15,250
Travel	315	-
Equipment rental	2,685	2,062
Rent	3,750	-
Insurance	432	365
Utilities	668	1,155
Bank charges	180	892

Total operating expenses	204,578	50,130

Net (loss) before other income (expense)	(204,578)	(50,130)

Other income (expense)
Interest expense	(25,791)	(15,790)
Financing costs	(278,213)	-

Total other income (expense)	(304,004)	(15,790)

Net (loss) before provision for income taxes	(508,582)	(65,920)

Provision for income taxes	-	-

Net (loss) from continuing operations	(508,582)	(65,920)
Net (loss) from discontinued operations, net of tax	-	-

Net (loss)	(508,582)	(65,920)
Preferred stock dividends	(23,955)	(47,831)

Net (loss) attributed to common stockholders	$(532,537)	$(113,751)

Net (loss) per common share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	23,000,384	3,141,052

The accompanying notes are an integral part of these financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (Unaudited)
	2004	2003

Revenues	$-	$-

Operating expenses:
Compensation	303,000	-
Professional fees	253,049	64,430
Office expenses	21,632	58,055
Travel	8,660	1,000
Equipment rental	8,390	2,062
Rent	7,500	-
Insurance	5,135	3,866
Utilities	1,919	6,450
Bank charges	844	7,220

Total operating expenses	610,129	143,083

Net (loss) before other income (expense)	(610,129)	(143,083)

Other income (expense)
Interest expense	(70,543)	(48,136)
Financing costs	(278,213)	-

Total other income (expense)	(384,756)	(48,136)

Net (loss) before provision for income taxes	(958,885)	(191,219)

Provision for income taxes	-	-

Net (loss) from continuing operations	(958,885)	(191,219)
Net (loss) from discontinued operations, net of tax	-	(248,071)

Net (loss)	(958,885)	(439,290)
Preferred stock dividends	(107,209)	(143,493)

Net (loss) attributed to common stockholders	$(1,066,094)	$(582,783)

Net (loss) per common share - basic and diluted	$(0.06)	$(0.14)

Weighted average number of common shares outstanding	16,621,576	3,141,052

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

INVESTMENTS

           The Company has elected to be regulated as a business development company under the Investment Company Act of 1940. As such, the Company will be investing in other companies. The Company records its investments at fair value at the end of every quarter. In the case of an investment in publicly traded securities, the investment is valued at the market price of those securities. In the case of an investment other than in publicly traded securities, the value of the investment is determined in good faith by the Company’s board of directors based on all available information. The Company has determined that as of September 30, 2004, the value of the Company's investment in its wholly owned subsidiary Online Enterprises, Inc. was zero.

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

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO FINANCIAL STATEMENTS - continued SEPTEMBER 30, 2004

NOTE 6 – DEBENTURES PAYABLE

	September 30, 2004	December 31, 2003

Augustine Fund, LP, bears interest at 8% per annum, convertible to common stock at a price equal to 70% of the closing bid price. The debenture matures on December 31, 2004.	$268,540	$309,900
Kentan Limited Corp., bears interest at 8% per annum, convertible to common stock at a price equal to 65% of the closing bid price. The debenture matures on January 1, 2005.	41,200	-
Compass Capital Group, bears interest at 8% per annum, convertible to common stock at a price equal to 65% of the closing bid price. The debenture matures on January 1, 2005.	148,200	250,000
Pinnacle Investment Partners, L.P., bears interest at 12% per annum, convertible to common stock at a price equal to 65% of the closing bid price. The debenture matures on February 7, 2005.	477,900	-

	935,840	559,900
Less: discounts in notes	(91,402)	-

Totals	$844,438	$559,900

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

Item 3.   Defaults Upon Senior Securities

      None.

Item 4.   Submission of Matters to a Vote of Security Holders

      None.

Item 5.   Other Information

      Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

      The following Exhibits are filed herewith and made part hereof.

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer under 18 U.S.C. section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer under 18 U.S.C. section 1350, as adopted in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

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

PHOENIX INTERESTS, INC.
Registrant

Date:	January 7, 2005	By:	/s/ James D. Tilton, Jr.
James D. Tilton, Jr. Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)