Form 10KSB
period 2004-12-31
PHOENIX INTERESTS INC
filed 2005-03-31
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

Commission File Number: 000-30949

PHOENIX INTERESTS, INC.
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
Yes    ☒            No    ☐

   Check of there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained , to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

   Registrant’s revenues for its most recent fiscal year (ended December 31, 2004): $0

   Aggregate market value of voting stock held by non-affiliates: N/A

   Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

   72,365,389 common shares were outstanding as of March 10, 2005.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.)
FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL INFORMATION

           Phoenix Interests, Inc. is a reporting company under the federal securities laws. Our shares of common stock are publicly traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “PHXI.” We were organized under the laws of Nevada on March 25, 1999.

      Our business had been purchasing, training, and selling thoroughbred horses, but on December 31, 2003, we elected to discontinue our operations and instead to focus our business on investing in small, cash-flow-positive businesses across a range of industries, the initial focus being the gaming and entertainment industries. We intend to make strategic investments in start-up, development-stage, and, in certain circumstances, distressed companies that are able to make use of new technologies and demonstrate creative thinking. Potential candidates for investment include old-line businesses such as racetracks and other traditional gaming properties, as well as online opportunities, including account-wagering projects. We are focusing our efforts on those companies in a position to capitalize on the continuing expansion of the Internet and the flow of information across traditional barriers and borders. In principle, we will prefer to make investments in companies where we can acquire at least a 51% ownership interest in the outstanding capital of the portfolio company.

           Consistent with this business plan, on January 20, 2004, we filed a Form N-54 with the Securities and Exchange Commission (SEC) indicating that we wish to be regulated as a business development company under the Investment Company Act of 1940. One reason for so doing is that our proposed operating model best approximates that of an investment company. As a business development company, we are required to have at least 70% of our assets in “eligible portfolio companies.”

           Additionally, our status as a business development company will allow us to raise the additional capital necessary to allow us to implement our new business plan, in that business development companies are permitted to issue in any 12-month period, without registration under the Securities Act of 1933, shares with an aggregate offering price of up to $5 million. Consequently, on January 20, 2004, we filed a Form 1-E under the Securities Act notifying the SEC of our intent to sell under this exemption up to $5,000,000 of our common stock. On November 26, 2004, we filed a Form 2-E terminating our offering under that Form 1-E and filed a new Form 1-E.

           During 2004, we formed a wholly owned subsidiary, Online Enterprises, Inc., which launched www.Barn66.com. This website is an online thoroughbred-listing service for the industry. The site allows users from around the world to buy and sell thoroughbreds privately, as well as promote public consignment sales. In addition to accepting listings of thoroughbreds, users can list for sale other industry-related services and products.

           More recently, we launched www.BetBarn66.com. This website is a member of the AmericaTab affiliate system; AmericaTab is a United-States based wagering service that is owned and operated by racetracks and licensed to operate by the Oregon Racing Commission.

           AmericaTab accountholders are able to sign-up and wager through the company’s live operator phone service, free wireless wagering service, or closed-loop computer system. This service allows horse-racing fans to enjoy at home all the excitement of the track. Unlike other online wagering services, AmericaTab allows its users to instantly sign-up and wager without the need for special software. Another unique aspect of AmericaTab is that patrons can wager at any track in the AmericaTab system using only one account.

           All account wagering activity on BetBarn66.com is handled by a multi-jurisdictional simulcasting and interactive-wagering totalizator hub licensed by the State of Oregon. Since its inception in 2001, America Tab has increased the annual amount of wagers it has handled from $19.3 million in 2001 to $102.4 million in 2003. It estimates that in the first nine months of 2004 it has handled $93.2 million in wagers, a nearly 23% increase from the same period one year ago. Online Enterprises will receive a fee for each wager placed with AmericaTab through its website. Pari-mutuel wagering in the United States totaled over $15 billion last year, of which an estimated $2 billion was conducted via account wagering and online.

           These websites are representative of the kinds of transactions we expect to engage in as a business development company.

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

      RISKS RELATED TO OUR BUSINESS

      We have historically lost money, and our losses may continue in the future

      We have historically lost money. As of December 31, 2004, we had had an accumulated deficit of $(4,459,565). Further such losses are likely to occur in the future, and we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. We can give no assurances that we will be successful in reaching or maintaining profitable operations.

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

      There is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages

      The report of our independent accountants on our December 31, 2004, financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding.

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

      Nevada law and our articles of incorporation may inhibit a takeover of our company that stockholders may consider favorable

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

ITEM 3. LEGAL PROCEEDINGS.

     As of December 31, 2004, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted for shareholder approval during the forth quarter of the fiscal year covered by this Report.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     A limited public market for the Company’s Common Stock exists on the NASDAQ Bulletin Board under the symbol "PHXI."

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

	High	Low

For the year ended December 31, 2004:
Fourth quarter	$0.027	$0.018
Third quarter	$0.029	$0.009
Second quarter	$0.043	$0.013
First quarter	$0.125	$0.034

For the year ended December 31, 2003:
Fourth quarter	$0.038	$0.0066
Third quarter	$0.080	$0.035
Second quarter	$0.060	$0.045
First quarter	$0.060	$0.024

     As of March 31, 2005, there were approximately 100 record holders of the Company’s Common Stock.

      We have not paid any cash or other dividends on its Common Stock since its inception and does not anticipate paying any such dividends in the foreseeable future. We intend to retain any earnings to use in our operations and to finance the expansion of our business.

      SALES OF UNREGISTERED SECURITIES

      None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

     The following discussion should be read in conjunction with Phoenix Interests’ financial statements and the related notes included in this Form 10-KSB.

Overview

      Phoenix Interests, Inc. was incorporated under the laws of the State of Nevada in 1999. Following its incorporation, Phoenix Interests entered into the “pinhooking” and racing of thoroughbred horses. To date, substantially all of Phoenix Interests’ revenues have been generated from the pinhooking of thoroughbred horses.

      During 2003, the Company discontinued all pinhooking activities and liquidated its remaining horse inventory. Going forward, the Company expects to generate revenues and profits when applicable from its investments in online account wagering, gaining and other various forms of legalized gambling. In March 2004, the Company formed a wholly owned subsidiary “Online Enterprises, Inc.” as its initial entry into online account wagering and ecommerce Specifically, the Company via Online Enterprises, Inc. developed web sites “http://www.Barn66.com” and “http://www.BetBarn66.com” which will allow users online to conduct live thoroughbred ecommerce and account wagering. The sites went live during November 2004 and January 2005, respectively. The Company is able to offer account wagering because of the affiliation it made in October 2004 with America Tab Ltd., an account wagering firm founded in 1999 and approved by the State of Oregon. American Tab projected handle was over $100 million of wagers during 2004.

Operating Results for the Twelve Months Ended December 31, 2004 and 2003

      Revenues.      Our revenues during 2004 were nil. Our revenue during 2003 was $467,026 which is included in discontinued operations. This decrease was due to our decision to get out of the “pinhooking” business and convert into a business development company.

     Operational Expenses.      Our operational expenses during 2004 decreased to $705,916 as compared to $1,465,080 in 2003. This decrease reflects largely lower compensation charges and professional fees incurred during the period. The drop in professional fees was a result of fewer consultants employed during 2004. The drop in compensation was the result in the reduction in amounts paid officer.

     Interest Expense and Financing Costs.       Our interest expense and financing costs during 2004 increased to $457,577 as compared to $19,472 during 2003. This increase is due to an increase in debentures outstanding and issued as compared to the prior period and the accounting for the amortization of debenture discounts.

     Net Income (Loss).       Our net loss attributed to common stockholders during 2004 was $1,835,696 as compared to $1,885,231 during 2003. The change was virtually nil as the Company entered the year restructuring.

     Changes In Balance Sheet.       As of December 31, 2004, we had current assets of $306,659 as compared to $38,156 at December 31, 2003, total assets of $367,985 at December 31, 2004 as compared to $38,156 at December 31, 2003, total liabilities of $704,924 as compared to $1,135,810 at December 31, 2003 and stockholders’ deficit at December 31, 2004 of $336,939 as compared to $1,097,654 at December 31, 2003. The increase in assets, decrease in liabilities and stockholders’ deficit is the result of increased paid-in capital from the issuance of Series D preferred stock and the conversion of convertible notes payable into common stock.

     Liquidity, Capital Resources and Cash Requirements.       We have historically financed our operations via convertible-debt and preferred-stock financing obtained from various private equity firms. These funds intend, over time, to convert their positions into shares of our common stock. This will cause dilution to existing shareholders. During 2004, we issued convertible debentures totaling $665,000, accrued dividends of $191,325 and paid dividends of $115,203. Additionally we issued $750,000 of Series D preferred stock.

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

Change in Number of Employees

      Finances permitting, in 2005 we may consider hiring employees in the areas of marketing and sales.

ITEM 7. FINANCIAL STATEMENTS.

     The financial statements of Phoenix Interests, Inc., including the notes thereto and the report of independent accountants thereon, commence at page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8a. CONTROLS AND PROCEDURES.

     Based on his evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2004, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports.

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

Name	Age	Position

James D. Tilton, Jr.	44	Chairman of the Board, Chief Executive Officer, President, and Secretary

Hiram Woo	69	Director

Peter Klamka	36	Director

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

CODE OF ETHICS

      Our board of directors had adopted a code of ethics applicable to persons at our company who are responsible for financial management. A copy of the code of ethics is attached to this Annual Report as Exhibit 14.1.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

      Our board of directors acts as our audit committee. No member of our board of directors is an “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B promulgated under the Securities Act. To date, we have conducted limited operations and generated only minimal revenue since inception. In light of the foregoing, and on evaluating our internal controls, our board of directors determined that our internal controls are adequate to insure that financial information is recorded, processed, summarized, and reported in a timely and accurate manner in accordance with applicable rules and regulations of the Securities and Exchange Commission. Accordingly, our board of directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert” would be outweighed by the costs of retaining such a person.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Under section 16 of the Exchange Act, our directors and executive officers and beneficial owners of more than 10% of the our common stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in our common stock and derivative securities. Based solely on a review of those reports provided to us and written representations from those persons regarding the necessity to file any such reports, we are not aware of any failures to file reports or report transactions in a timely manner during our fiscal year ended December 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following table sets forth the compensation awarded to, earned by or paid to Mr. Tilton from inception of our company (March, 1999) through December 31, 2004. We had no other officers during this period.

					Long-Term Compensation Awards
Name and Principal Position	Year	Salary		Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options

James D. Tilton, Jr. Chairman of the Board, Chief Executive Officer and President	2002	$	-(1)	$45,000(3)	$-	-

James D. Tilton, Jr. Chairman of the Board, Chief Executive Officer and President	2003	$	-(1)	$125,000(3)	$50,000(4)	-

James D. Tilton, Jr. Chairman of the Board, Chief Executive Officer and President	2004	$	-(1)	$45,000(3)	$168,000(5)	$-

(1)     In 2002, 2003, and 2004 we did not pay Mr. Tilton a regular salary. Under his employment agreement with us, in 2002 we were required to pay him an annual salary of $180,000, respectively. We agreed to pay him an annual salary of $180,000 in 2003 and 2004 but did not do so.

(2)      Under our Millennium Stock Option Plan, on January 3, 2000, we granted Mr. Tilton options to purchase 3,000,000 shares of our common stock at an exercise price of $0.11. These options were cancelled upon our electing to be regulated as a business development company.

(3)     Due to the fact that in 2002, 2003, and 2004 we did not pay Mr. Tilton a regular salary, in 2002, 2003, and 2004 we made lump-sum compensation payments to Mr. Tilton of $45,000, $125,000, and $45,000, respectively. Mr. Tilton waived any rights to the $135,000 shortfall in his 2004 annual compensation, the board of directors having previously agreed to pay him $180,000 in 2004.

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

(5)     In January 2004, the 100,000 shares of our Class B preferred stock that we issued to Mr. Tilton in December 2003 were exchanged for 10,900,000 shares of Class C convertible preferred stock. These shares were given an imputed value of $168,000. And we paid Mr. Tilton $169,478 of his $200,000 of accrued compensation.

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

      The shortfall between the salary we undertook to pay Mr. Tilton between January 1, 2000 and December 31, 2003, and the compensation payments actual made to him equaled $350,000. In recognition of that fact, in December 2003 we agreed to pay to Mr. Tilton, as and when the board of directors determines that funds are available to do so and in one or more payments of $200,000. In 2004, we paid Mr. Tilton $169,478 of this $200,000.

      Mr. Tilton’s employment agreement also provided for the one-time grant under our Millennium Stock Option Plan of 3,000,000 incentive stock options (reduced to 300,000 by the ten-for-one reverse stock split effected in January 2004) to Mr. Tilton at 110% of the fair market value of our common stock on the date of the grant. These options vested but were cancelled upon our electing to be regulated as a business development company.

      As of yet we have not entered into a new employment agreement with Mr. Tilton.

      We do not pay our directors any compensation for serving as such. We did, however, issue to each of Peter Klamka and Hiram Woo 250,000 shares of our Class C preferred stock upon their joining our board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table shows, as of March 10, 2005, the beneficial ownership of our common stock and preferred stock (1) by any person or group that we know beneficially owns more than 5% of the outstanding common stock or any class of preferred stock, (2) by each director and executive officer, and (3) by all directors and executive officers as a group. Unless otherwise indicated, the holders of the shares shown in this table have sole voting and investment power with respect to those shares. The address of all individuals for whom an address is not otherwise indicated is One RiverPointe Plaza, Suite 706, Jeffersonville, Indiana 47131.

Name and Address of Beneficial Owner	Number of Shares of Beneficially Owned	Class of Stock	Percentage of Class (1)
James D. Tilton, Jr.	10,939,947	Common	15.11%
	10,900,000	Class C Preferred	95.6%

Peter Klamka, Director	250,000(2)	Common	0.00345%
	250,000	Class C Preferred	2.2%

Hiram Woo, Director	250,000(2)	Common	0.00345%
	250,000	Class C Preferred	2.2%

All directors and	12,439,947	Common	17.19%
officers as a group	11,400,000	Class C Preferred	100.0%

(1)     Figures based on 72,365,389 shares of common stock and 11,400,000 shares of Class C preferred stock being outstanding as of March 10, 2005, with each share of Class C preferred stock being convertible at any time, at the option of the holder, into one share of common stock.

(2)     Consists of 250,000 shares of Class C preferred stock, each convertible at any time at the option of the holder into one share of common stock.

(3)     Consists of 10,900,000 shares of Class C preferred stock, each convertible at any time at the option of the holder into one share of common stock.

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

      By way of compensation in lieu of unpaid salary, in 2003 we issued shares to Mr. Tilton and in 2002, 2003, and 2004 we made lump-sum payments to him. See “Executive Compensation.” In addition, in December 2003 we agreed to pay to Mr. Tilton, as and when the board of directors determines that funds are available to do so and in one or more payments, a bonus of $200,000 in lieu of unpaid salary. In 2004, we paid Mr. Tilton $169,478 of this $200,000. See “Employment Agreement.”

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     The following exhibits are filed as a part of, or incorporated by reference into, this report.

No.	Description
3.1	Articles of incorporation of the registrant (incorporated by reference to the registrant’s registration statement on Form 10-SB, as amended, filed with the Commission on July 5, 2000).

3.2

Certificate of designations of Series A preferred stock of the registrant filed with the Nevada Secretary of State on April 18, 2002 (incorporated by reference to the registrant’s quarterly report on form 10-QSB filed with the Commission on June 6, 2004).

3.3

Certificate of designations of Series B preferred stock of the registrant filed with the Nevada Secretary of State on December 17, 2003 (incorporated by reference to the registrant’s quarterly report on form 10?QSB filed with the Commission on June 6, 2004).

3.4

Certificate of amendment of the registrant filed with the Nevada Secretary of State on December 31, 2003 (incorporated by reference to the registrant’s quarterly report on form 10-QSB filed with the Commission on June 6, 2004).

3.5

Certificate of designations of Series C preferred stock of the registrant filed with the Nevada Secretary of State on January 13, 2004 (incorporated by reference to the registrant’s quarterly report on form 10-QSB filed with the Commission on June 6, 2004).

3.6	Corrected certificate of designation of Series D preferred stock of the registrant (filed herewith).

3.7	Bylaws of the registrant (incorporated by reference to the registrant’s registration statement on Form 10-SB, as amended, filed with the Commission on July 5, 2000).

10.1	Debenture issued by the registrant to Patrick L. Brown due April 30, 2004 (incorporated by reference to the registrant’s quarterly report on form 10-QSB filed with the Commission on June 6, 2004).

10.2

Debenture issued by the registrant to Pinnacle Investment Partners, L.P. due February 7, 2005 (incorporated by reference to the registrant’s quarterly report on form 10-QSB filed with the Commission on June 6, 2004).

10.3

Securities purchase agreement dated February 7, 2004, between the registrant and Pinnacle Investment Partners, L.P. (incorporated by reference to the registrant’s quarterly report on form 10-QSB filed with the Commission on June 6, 2004).

10.4

Form of securities purchase agreement providing for purchase of shares of Series D preferred stock and shares of common stock (incorporated by reference to current report on Form 8-K of the registrant filed with the Commission on January 4, 2005).

14.1	Code of Ethics (filed herewith).

21.1	Subsidiaries of Registrant (filed herewith).

31.1	Certification of the Chief Executive Officer under 18 U.S.C. section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Executive Officer under 18 U.S.C. section 1350, as adopted in accordance with section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)     Reports on Form 8-K:

The registrant filed a current report on Form 8-K on October 27, 2004, announcing changes in the registrant’s certifying accountant.

The registrant filed an amended current report on Form 8-K on November 5, 2004, announcing changes in the registrant’s certifying accountant.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Aggregate fees billed to us for the fiscal years ended December 31, 2004 and 2003 by our principal accountants, Baum & Company, P.A. (through October 25, 2004) and Pohl, McNabola, Berg & Company (thereafter), are as follows:

	For the Years Ended December 31,
	2004	2003

Audit Fees	$18,000	$5,000
Audit-Related Fees	$16,500	$6,231
Tax Fees	$-	$750
Other Fees	$-	$-

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

PHOENIX INTERESTS, INC.
Registrant

Date:	March 31, 2005	By:	/s/ James D. Tilton, Jr.
James D. Tilton, Jr. Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

           In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Tilton, Jr. James D. Tilton, Jr. (Principal Executive Officer and Principal Accounting Officer)	Chairman President and Chief Executive Officer	March 31, 2005

/s/ Peter Klamka Peter Klamka	Director	March 31, 2005

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2004 AND 2003

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Phoenix Interests, Inc.
Jeffersonville, Indiana

            We have audited the accompanying consolidated balance sheet of Phoenix Interests, Inc. (formerly Thoroughbred Interests, Inc.) and subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

            We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix Interests, Inc. and subsidiary as of December 31, 2004, and the consolidated results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred a net loss of $1,159,857, used cash for operations of $600,667 for the year ended December 31, 2004, has an accumulated deficit of $4,459,565 as of December 31, 2004 and has a working capital deficit of $395,331 as of December 31, 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pohl, McNabola, Berg & Company, LLP
Certified Public Accountants

San Francisco, California
March 25, 2005

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

           We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

           In our opinion, the financial statements present fairly, in all material respects, the financial position of Thoroughbred Interests, Inc. at December 31, 2003 and 2002 and the statement of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company’s dependence on outside financing, lack of existing commitments from lenders to provide necessary financing and lack of sufficient working capital raise substantial doubts about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baum & Company, P.A.

Coral Springs, Florida
April 10, 2004

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2004 AND 2003

	Dec. 31, 2004	Dec. 31, 2003
Assets:
Current assets
Cash and cash equivalents	$306,659	$38,156

Total current assets	306,659	38,156
Other assets
Property and equipment, net of accumulated depreciation of $910	6,368	-
Website development costs, net of accumulated amortization of $0	54,958	-

Total Assets	$367,985	$38,156

Liabilities & Stockholders’ Deficit:
Current Liabilities
Convertible notes payable	$398,540	$559,900
Accounts payable and accrued expenses	224,403	203,059
Accrued compensation - related party	75,521	181,526
Capital lease obligation	3,526	-
Accrued preferred stock dividends	-	191,325

Total current liabilities	701,990	1,135,810

Capital lease obligation, net of current portion	2,934	-

Total liabilities	704,924	1,135,810

Commitments and contingencies	-	-

Stockholders’ Deficit - See Note 4:
Preferred stock, Series A; par value $0.001; 5,000 shares authorized;
3,339 and 4,779 shares outstanding in 2004 and 2003, respectively	$4	$4
Preferred stock, Series B; par value $0.001; 100,000 shares authorized;
0 and 100,000 shares issued in 2004 and 2003, respectively	-	100
Preferred stock, Series C; par value $0.001; 12,000,000 shares authorized,
11,400,000 shares issued and outstanding in 2004	11,400	-
Preferred stock, Series D convertible; par value $0.001; 25,000 shares
authorized; 12,119 shares issued and outstanding in 2004	12	-
Common stock, par value $0.001; 980,000,000 shares authorized;
52,205,663 and 7,710,994 shares issued and outstanding
in 2004 and 2003, respectively	52,206	7,711
Additional paid-in capital	4,059,004	1,518,400
Accumulated deficit	(4,459,565)	(2,623,869)

Total stockholders’ deficit	(336,939)	(1,097,654)

Total Liabilities & Stockholders’ Deficit	$367,985	$38,156

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
	2004	2003

Revenues	$-	$-

Operating expenses:
Compensation	258,000	370,000
Professional fees	362,251	987,424
Office expenses	8,982	58,986
Travel	41,822	1,350
Equipment rental	9,809	3,618
Rent	15,000	23,633
Insurance	6,374	11,275
Utilities	2,510	863
Bank charges	1,168	7,931

Total operating expenses	705,916	1,465,080

Loss from operations	(705,916)	(1,465,080)

Other income (expense)
Interest expense	(87,962)	(19,472)
Financing costs	(369,615)	-

Total other income (expense)	(457,577)	(19,472)

Net (loss) before provision for income taxes	(1,163,493)	(1,484,552)

Provision for income taxes	-	-

Net (loss) from continuing operations	(1,163,493)	(1,484,552)
Gain (loss) from discontinued operations, net of tax	3,636	(294,354)

Net loss	(1,159,857)	(1,778,906)
Preferred stock dividends	(675,839)	(106,325)

Net (loss) attributed to common stockholders	$(1,835,696)	$(1,885,231)

Net (loss) per share attributed to common stockholders - basic and diluted:
Continuing operations	$(0.09)	$(0.47)
Discontinued operations	(0.00)	(0.09)

	$(0.09)	$(0.56)

Weighted average shares outstanding basic and diluted	21,265,258	3,395,945

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
	Preferred Stock

	Series A		Series B		Series C		Series D		Common Stock		Additional		Total
											Paid-in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit

Balance, December 31, 2002	$5	5,000	$-	-	$-	-	$-	-	$2,929	2,929,292	$612,481	$(738,638)	$(123,223)
Common stock issued for consulting services									4,114	4,114,000	753,686		757,800
Common stock issued for conversion of debt									288	288,320	52,712		53,000
Common stock issued to redeem Series A preferred stock	(1)	(500)							380	379,382	49,621		50,000
Series B preferred stock issued for compensation			100	100,000							49,900		50,000
Accrued Series A preferred stock dividends												(106,325)	(106,325)
Net loss												(1,778,906)	(1,778,906)

Balance - December 31, 2003	4	4,500	100	100,000	-	-	-	-	7,711	7,710,994	1,518,400	(2,623,869)	(1,097,654)
Common stock issued for consulting services									250	250,000	4,750		5,000
Common stock issued for conversion of debt									25,393	25,392,764	359,067		384,460
Common stock issued for conversion of accrued interest									362	361,905	3,438		3,800
Common stock issued to redeem Series A preferred stock		(628)							10,900	10,990,000	(10,990)		-
Exchange of Series B preferred stock for Series C preferred stock and issuance of Series C preferred stock for services			(100)	(100,000)	11,400	11,400,000					166,700		178,000
Value of beneficial conversion feature in connection with issuance of convertible debt											369,615		369,615
Value of beneficial conversion feature in connection with issuance of Series D preferred stock											560,636	(560,636)	-
Proceeds from the sale of Series D preferred stock							8	7,500			708,742		708,750
Proceeds from the sale of common stock									7,500	7,500,000	33,750		41,250
Payment of commissions and offering expenses											(117,000)		(117,000)
Conversion of convertible debenture to Series D preferred stock							4	4,619			461,896		461,900
Accrued Series A preferred stock dividends												(115,203)	(115,203)
Net loss												(1,159,857)	(1,159,857)

Balance, December 31, 2004	$4	3,872	$-	-	$11,400	11,400,000	$12	12,119	$52,206	52,205,663	$4,059,004	$(4,459,565)	$(336,939)

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
	For the years ended December 31,
	2004	2003

Cash flows from operating activities:
Net loss	$(1,159,857)	$(1,778,906)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	910	-
Class B Preferred stock issued for compensation	-	50,000
Common stock issued to redeem Class A preferred stock	-	50,000
Common stock issued for interest expense	-	-
Common stock issued for consulting services	5,000	757,800
Preferred stock issued to officer and directors for compensation	178,000	-
Debentures issued for services	105,000	-
Amortization of beneficial conversion feature	369,615	-
Changes in operating assets and liabilities:
Accounts receivable	-	6,935
Investment in thoroughbred horses	-	488,134
Accounts payable and accrued expenses	25,144	(26,771)
Accrued compensation - related party	(124,479)	200,000

Net cash used in operating activities	(600,667)	(252,808)

Cash flows from investing activities:
Payment of website development costs	(54,958)	-

Net cash used in investing activities	(54,958)	-

Cash flows from financing activities:
Cash overdraft, net	-	(5,142)
Proceeds from sale of convertible debentures	340,000	250,000
Proceeds from sale of Class D preferred stock	708,750	-
Proceeds from sale of common stock	41,250	-
Offering costs	(117,000)	-
Payment of preferred stock dividends	(66,528)	-
Stockholder loan, net	18,474	46,106
Payment of capital lease obligations	(818)	-

Net cash provided by financing activities	924,128	290,964

Net increase in cash and cash equivalents	268,503	38,156
Cash and cash equivalents beginning of year	38,156	-

Cash and cash equivalents end of year	$306,659	$38,156

Supplemental Disclosure of Cash Flow Information:
Interest paid	$210	$-
Income taxes paid	$-	$-

Supplemental Non-Cash Investing and Financing Activities:
Capital lease obligation	$7,278	$-
Conversion of debentures/notes payable to common stock	$309,060	$-
Issuance of debentures as payment for accrued dividends	$240,000	$-
Common and preferred stock issued for services and officers and directors compensation	$183,000	$757,800
Debentures issued for services	$105,000	$-

The accompanying notes are an integral part of these financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

           Phoenix Interest, Inc. (the “Company”) was organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc. Effective May 18, 2004, the Company changed its name to Phoenix Interests, Inc. The Company’s prior business operations consisted of purchasing, training and selling of thoroughbred horses. As of December 31, 2003, the Company liquidated its entire inventory of thoroughbred horses. On January 20, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company’s common stock.

Going Concern

           The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the year ended December 31, 2004 of $1,159,857, used cash for operating activities of $600,667 for the year ended December 31, 2004 and at December 31, 2004, had an accumulated deficit of $4,459,565 and a working capital deficit of $395,331. In addition, the Company is in default on the payment of certain note payable obligations. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

           Because the Company is regulated as a business development company, the Company believes that is has access to sufficient cash and capital resources to operate and grow its business for the next 12 months. Specifically, the Company intends to sell common stock permitted under the exemption from registration offered by Regulation E of the Securities Act. Also, the Company’s wholly owned subsidiary, Online Enterprises, Inc. has just recently opened its website and expects to generate revenue in 2005.

Consolidated Financial Statements

           The accompanying consolidated financial statements include the accounts of the Company and its wholly owed subsidiary, Online Enterprises, Inc. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Stock Based Compensation

           SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees. There were no stock options granted for the years ended December 31, 2004 and 2003.

Use of Estimates

           The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2004, the Company used estimates in determining accrued expenses and the value of stock based compensation issued for services. Actual results could differ from these estimates.

Fair Value of Financial Instruments

           For certain of the Company’s financial instruments, including cash, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes and debentures payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

Cash and Cash Equivalents

           For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

Concentration of Credit Risk

           Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Property and Equipment

           Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 2-5 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations. Depreciation expense for property and equipment for the years ended December 31, 2004 and 2003 was $910 and $0, respectively.

Web Development Costs

           Website development costs are for the development of the Company’s Online Enterprises, Inc. subsidiary’s Internet website. These costs have been capitalized when acquired and installed, and will be amortized over three years once placed in service. The Company accounts for these costs in accordance with EITF 00-2, “Accounting for Website Development Costs,” which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Website development costs will be amortized over 36 months. Amortization will begin in 2005 when the website is placed in service.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Organization Costs

           The Company has incurred various expenditures in the formation of its corporate and organizational structure. In accordance with SOP 98-5 these costs will be expensed as incurred.

Investment in Thoroughbred Horses

           The Company’s investment in thoroughbred horses are stated at the lower of cost or market. Costs of maintaining horses and other direct horse related costs are expensed in the period incurred. These investments in horses are part of the discontinued operations.

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

Revenue Recognition

           Revenue is recognized when thoroughbred horses are purchased for cash or approved credit and title is transferred to the purchaser. The purchaser is responsible for delivery and ultimate possession of the horses acquired. Revenue from the sale of horses is part of discontinued operations.

Income Taxes

           The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Earnings (Loss) Per Share

           The Company reports earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2004 and 2003 because the effect would have been anti-dilutive:

	2004	2003
Options outstanding under stock option plan	-	3,000,000
Common stock issuable upon conversion of notes payable	32,534,921	22,056,867
Warrants issued in connection with notes payable	-	2,375,000
Common stock issuable upon conversion of preferred stock	124,864,021	17,142,857

Comprehensive Loss

           SFAS No. 130, “Reporting Comprehensive Loss,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the years ended December 31, 2004 and 2003, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive loss has not been included herein.

Reclassification

           Certain reclassifications have been made to the 2003 balances to conform to the 2004 presentation.

Recently Issued Accounting Pronouncements

           In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company’s overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

           In November 2004, the FASB issued SFAS No. 151 “Inventory Costs,” an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

           In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67” (“SFAS 152”) SFAS 152 amends SFAS No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SFAS 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

           In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

           In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

NOTE 2 – RELATED PARTY TRANSACTIONS

            Under the previous employment agreement, the Company’s CEO, James D. Tilton, Jr., received a grant of incentive stock options pursuant to Company’s Millennium Stock Option Plan of 3,000,000 shares of common stock. Those options have since been canceled.

               The Company commenced in April 2000 utilizing an office Mr. Tilton leased under an informal agreement at $2,638 per month. The Company relocated its offices in July 2003 and currently leases for $1,250 per month, a residence owned by Mr. Tilton. In review of this transaction, disclosure pursuant to FASB 13 is not required since the Company has no legal commitment for future payment of rent. The Company in the normal course of its business operates in conjunction with its CEO in various business dealings. In order to achieve certain economic savings, the Company in certain horse-related transactions such as boarding, training, insurance coverage operated under the name of its CEO. Total rent expense paid to Mr. Tilton for the years ended December 31, 2004 and 2003 was $15,000 and $7,500, respectively.

         In 2003, due to the Company’s limited cash flow, the Company paid its CEO a $125,000 advance. In December 2003, the Company issued to its CEO, as compensation 100,000 shares of its Series B preferred stock valued at $50,000. In January 2004, these shares were exchanged for 10,900,000 shares of Series C convertible preferred stock valued at $168,000. At December 31, 2004, the Company reflected an accrual for unpaid officer compensation of $75,521.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 3 – CONVERTIBLE NOTES PAYABLE

         The Company has the following convertible debentures outstanding as of December 31, 2004:

	December 31, 2004	December 31, 2003

Augustine Fund, LP, bears interest at 8% per annum, convertible to common stock at a price equal to 70% of the closing bid price. The debenture matured on December 31, 2004 and on March 10, 2005 Augustine exchanged their debenture and accrued interest totaling $272,340 for 2,724 shares of Series D preferred stock.	$250,340	$309,900
Compass Capital Group, bears interest at 8% per annum, convertible to common stock at a price equal to 65% of the closing bid price. The debenture matured on January 1, 2005 and is currently in default.	148,200	250,000

Totals	$398,540	$559,900

         During the year ended December 31, 2004, the Company issued three convertible notes payable for an aggregate of $665,000 that allows the holder to convert the debt into shares of the Company’s common stock at discounts ranging from 35% to 50%. The beneficial conversion feature associated with this debt amounted to $369,615 which was amortized over the life of the respective notes payable. As of December 31, 2004, the entire discount of $369,615 has been amortized to financings costs in the accompanying statements of operations.

NOTE 4 –STOCKHOLDERS’ DEFICIT

         On January 2, 2004, the Company filed a Certificate of Amendment to its Articles of Incorporation for the State of Nevada to amend its capitalization. The amendment grants the Company the authority to issue 1 billion shares of par value $0.001 stock consisting of 20,000,000 preferred shares and 980,000,000 common shares.

         On January 7, 2004, the Company affected a one-for-ten reverse stock split of its common stock. All share information for common shares has been retroactively restated for this reverse stock split.

         Common Stock

         The Company had the following transactions in its common stock:

         •      in May of 2003, the Company issued 150,000 shares of restricted common stock for consulting services provided valued at $15,000.

         •      in May of 2003, the Company issued 48,810 shares of common stock to Augustine Fund, LP for the conversion of $7,000 of its note payable.

         •      in June of 2003, the Company issued 58,987 shares of common stock to Pinnacle Investment Partners for the conversion of $10,000 of its preferred stock.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

         •      in July of 2003, the Company issued 67,889 shares of common stock to Pinnacle Investment Partners for the conversion of $5,000 of its preferred stock.

         •      in July of 2003, the Company issued 700,000 shares of S-8 common stock valued at $140,000 for consulting services.

         •      in October 2003, the Company issued 905,000 shares of S-8 common stock valued at $1,810,000 for consulting services.

         •      in October 2003, the Company issued 120,192 shares of converted common stock to Augustine Fund, LP for the conversion of $25,000 of its Notes Payable.

         •      in October 2003, the Company issued 175,439 shares of restricted common stock to Pinnacle Investment Partners for the conversion of $35,000 of its Notes Payable.

         •      in November 2003, the Company issued 800,000 shares of S-8 common stock valued at $160,000 for consulting services.

         •      in November 2003, the Company issued 119,318 shares of restricted common stock to Augustine Fund, LP for the conversion of $21,000 of its Notes Payable.

         •      in December 2003, the Company issued 1,559,000 shares of its S-8 common stock valued at $311,800.

         •      in February and March 2004, the Company issued 6,204,455 shares of common stock to holders of notes payable for the conversion of $183,120 in notes payable.

         •      in February 2004, the Company issued 90,000 shares of common stock in exchange for shares for Series A preferred stock.

         •      in March 2004, the Company issued 250,000 shares of common stock to a consultant for services valued at $5,000.

         •      in April and June 2004, the Company issued 5,214,500 shares of common stock to holders of notes payable for the conversion of $67,340 in notes payable.

         •      in April and June 2004, the Company issued 5,214,500 shares of common stock to holders of notes payable for the conversion of $67,340 in notes payable.

         •      in April 2004, the Company issued 1,000,000 shares of common stock in exchange for shares for Series A preferred stock.

         •      in September 2004, the Company issued 5,250,000 shares of common stock to holders of notes payable for the conversion of $58,600 in notes payable.

         •      in August 2004, the Company issued 3,400,000 shares of common stock in exchange for shares for Series A preferred stock.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

         •      in October and December 2004, the Company issued 8,723,809 shares of common stock to holders of notes payable for the conversion of $75,400 in notes payable.

         •      in December 2004, the Company issued 361,905 shares of common stock as payment for $3,800 of accrued interest.

         •      in November and December 2004, the Company issued 6,500,000 shares of common stock in exchange for shares for Series A preferred stock.

         •      in December 2004, the Company sold 7,500,000 shares of common stock for $41,250 in cash.

         Preferred Stock

          The Company has authorized a total of 20,000,000 shares of preferred stock.

          Series A Preferred Stock - There are 5,000 shares of Series A preferred stock authorized. Each share of Series A preferred stock is entitled to receive a monthly dividend of $2.00 per share, payable quarterly in arrears, and is convertible into common stock at the rate of $100 per share ($500,000 in the aggregate) at a discount of (1) 75% of the closing bid price of the common stock (if at the option of the holder), or (2) 60% of the closing bid price of the common stock (if at the option of our company). In the event of liquidation, all shares of Series A preferred stock would automatically be converted into shares of our common stock at rate of $100 per share, with holders of shares of Series A preferred stock being entitled to receive, in the aggregate, shares of our common stock valued at $500,000. Shares of Series A preferred stock vote with shares of our common stock on an as-converted basis. There are $0 in dividends in arrears as of December 31, 2004.

          Series B Preferred Stock - There are 100,000 shares of Series B preferred stock authorized. In the event of liquidation, each shares of Series B preferred stock ranks equivalent to one share of our common stock. Shares of Series B preferred stock are not entitled to participate in dividends declared on our common stock. The Series B preferred stock votes together with our common stock on the basis of 1,000 votes per share.

          Series C Preferred Stock - There are 12,000,000 shares of Series C preferred stock authorized. Each share of Series C preferred stock is convertible into one share of our common stock. The Series C preferred stock is non-interest bearing, does not have voting rights, and is not entitled to receive dividends. In the event of a liquidation, each share of Series C preferred stock will automatically convert into one share of our common stock and will otherwise not be entitled to any preference over shares of our common stock or any shares of our preferred stock. Shares of Series C preferred stock are entitled to name two members of our board of directors.

          Series D Preferred Stock - On December 27, 2004 the Company authorized the creation of its Series D convertible preferred stock, par value $0.001 per share. There are 25,000 shares of Series D preferred stock authorized. Shares of Series D preferred stock are entitled to participate, on an as-converted basis, in any dividends declared on the common stock. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Corporation, holders of Series D preferred stock shall be entitled to share pari passu with the holders of shares of common stock in the assets of the Corporation, on an as converted basis, whether such assets are capital or surplus of any nature. Any outstanding shares of Series D preferred stock may, at the option of the holder, be converted at any time or from time to time into fully paid and nonassessable shares of common stock at the conversion rate in effect at the time of conversion, determined as provided herein, except that (1) a holder of shares of Series D preferred stock may at any given time convert only up to that number of shares of Series D preferred stock as would result in the aggregate beneficial ownership of the Company’s common stock (calculated in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of that holder and all persons affiliated with that holder not being more than 4.99% of the Company’s common stock then outstanding and (2) a holder of shares of Series D preferred stock may not convert more than half of that holder’s shares of Series D preferred stock within any 30-day period. The number of shares into which one share of Series D preferred stock is convertible will be determined by dividing (1) the sum of (A) Stated Value plus (B) an amount equal to 1% of the Stated Value multiplied by the number of months from the original issue date until the date of conversion (pro rated for any period of less than a month) by (2) the conversion price at that time. The conversion price is the lesser of (1) 70% of the closing bid price and (2) $0.0192 (the amount being 120% of the closing bid price on December 22, 2004).

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

          The Series D convertible preferred stock is convertible into shares of common stock at the option of the stockholder at a preferable conversion rate. The intrinsic value of this beneficial conversion feature for the 12,119 shares of Series D convertible preferred stock issued in 2004 was calculated to be $560,636. The amount was recorded as a preferred stock dividend at the date of issuance. The Company recognized $560,636 of preferred dividends related to the discount during the year ended December 31, 2004.

         The Company had the following transactions in its preferred stock:

         •      in November 2003, the Company issued to its CEO James Tilton, 100,000 shares of Series B preferred stock valued at $50,000.

         •      in January 2004, the Company’s CEO James Tilton exchanged 100,000 shares of Series B preferred stock into 10,900,000 shares of Series C preferred stock and recorded an additional expense associated with this exchange of $168,000.

         •      in January 2004, the Company issued 250,000 shares of Series C preferred stock to each of its two newly appointed board members and recognized an expense of $10,000.

         •      in December 2004, the Company issued 7,500 shares of Series D preferred stock for $708,750 in cash.

         •      in December 2004, the Company issued 4,619 shares of Series D preferred stock in exchange for $461,900 of notes payable.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

         Stock Option Plan

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

          The following is table summarizes the options outstanding:

	Shares	Weighted Average Exercise Price
Balance, December 31, 2002	3,000,000	$0.10
Canceled	-	-

Balance, December 31, 2003	3,000,000	0.10
Canceled	(3,000,000)	0.10

Balance, December 31, 2004	-	$-

NOTE 5 – INCOME TAXES

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2004 are as follows:

December 31, 2004

Deferred tax assets:
Federal net operating loss	$1,191,000
State net operating loss	178,000

Total deferred tax assets	1,369,000
Less valuation allowance	(1,369,000)

Less valuation allowance	$-

            At December 31, 2004, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $3,500,000 and $3,560,000, respectively. NOLs could, if unused, expire in varying amounts in the years 2017 through 2019.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

            The valuation allowance increased by $433,000 during 2004. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2004 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

            The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2004 and 2003 is as follows:

	2004		2003

Federal income tax rate	(34.0%	)	(34.0%	)
State tax, net of federal benefit	(5.0%	)	(5.0%	)
Increase in valuation allowance	39.0%		39.0%

Effective income tax rate	0.0%		0.0%

NOTE 6 – COMMITMENTS AND CONTINGENCIES

            Contracts

            The Company has an agreement with a consultant that provides for monthly payments of $10,000 that expires on July 31, 2005.

            Leases

            The Company leases an auto under a non-cancelable operating lease. The Company also leases certain equipment under capital lease obligations. Future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

	Capital Leases	Operating Leases

Years ending December 31,
2005	$4,111	$6,034
2006	3,083	4,022

Net minimum lease payments	7,194	$10,056

Less amount representing interest	(734)

Present value of net minimum lease payments	6,460
Less: Current portion	(3,526)

Long-term portion	$2,934

            Included in property and equipment is capitalized lease equipment of $7,278 with accumulated amortization of $910 at December 31, 2004.

            Litigation

            The Company may be named as a defendant in legal actions arising from its normal operations, and from time-to-time is presented with claims for damages arising out of its actions. The management of the Company anticipates that any damages or expenses it may incur in connection with these actions, individually and collectively, will not have a material adverse effect on the Company. As of December 31, 2004, the Company was not a named party to any pending legal proceedings, other than routine litigation deemed incidental to our business.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 7 – DISCONTINUED OPERATIONS

            On January 20, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940 and decided to discontinue its operations of purchasing, training and selling of thoroughbred horses. The operations related to thoroughbred horses have been shown as discontinued operations in the accompanying consolidated financial statements.

            Revenues for this discontinued operation were $467,026 for the year ended December 31, 2003. There were no significant operations for the period January 1, 2004 to January 20, 2004 and there was a gain of $3,636 recognized on the disposition of this operation during that period.

NOTE 8 – SUBSEQUENT EVENTS

            In January and February 2005, the Company issued 26,309,726 shares of its common stock in connection with the conversion of Series A and D preferred stock. Also in March 2005, the Company converted $272,340 of notes payable into 2,724 shares of Series D preferred stock.