Form 10QSB
period 2005-03-31
PHOENIX INTERESTS INC
filed 2005-05-16
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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
Yes    ☒           No    ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity. As of May 16, 2005 - 93,161,748 shares of common stock.

     Transitional Small Business Disclosure Format (check one) Yes    ☐           No    ☒

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.)
FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2005

PART I   FINANCIAL INFORMATION

Item I.   Financial Statements

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) BALANCE SHEETS MARCH 31, 2005 AND DECEMBER 31, 2004

	March 31, 2005	Dec. 31, 2004
	(Unaudited)
Assets:
Investment in controlled companies (at fair value with cost of $104,849 and $54,948)	$104,849	$54,958
Cash and cash equivalents	10,620	306,659
Prepaid expenses	16,667	-
Property and equipment, net of accumulated depreciation of $1,819 in 2005 and $910 in 2004	5,459	6,368

Total Assets	$137,595	$367,985

Liabilities & Stockholders’ Deficit:
Current Liabilities
Convertible notes payable	$148,200	$398,540
Accounts payable and accrued expenses	191,539	224,403
Accrued compensation - related party	30,722	75,521
Capital lease obligation	3,597	3,526
Accrued preferred stock dividends	18,936	-

Total current liabilities	392,994	701,990

Capital lease obligation, net of current portion	2,305	2,934

Total liabilities	395,299	704,924

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock, Class A; par value $0.001; 5,000 shares authorized;
3,156 and 3,340 shares outstanding in 2005 and 2004, respectively	$3	$4
Preferred stock, Class B; par value $0.001; 100,000 shares authorized;
0 and 0 shares issued in 2005 and 2004	-	-
Preferred stock, Class C; par value $0.001; 12,000,000 shares authorized,
11,400,000 shares issued and outstanding in 2005 and 2004	11,400	11,400
Preferred stock, Class D convertible; par value $0.001; 25,000 shares
authorized; 13,843 and 12,119 shares issued in 2005 and 2004, respectively	13	12
Common stock, par value $0.001; 980,000,000 shares authorized;
72,365,389 and 52,205,663 shares issued and outstanding
in 2005 and 2004, respectively	72,365	52,206
Additional paid-in capital	4,427,928	4,059,004
Accumulated deficit	(4,769,413)	(4,459,565)

Total stockholders’ deficit	(257,704)	(336,939)

Total Liabilities & Stockholders’ Deficit	$137,595	$367,985

Net asset value per share	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (Unaudited)
	For the three months ended March 31,
	2005	2004

Revenues	$-	$-

Operating expenses:
Compensation	45,000	178,000
Professional fees	99,817	120,585
Office expenses	8,499	25,408
Travel and entertainment	4,890	-
Equipment rental	1,508	-
Rent - related party	4,500	10,515
Insurance	1,240	3,257
Utilities	125	3,623
Bank charges	150	1,236

Total operating expenses	165,729	342,624

Loss from operations	(165,729)	(342,624)

Other income (expense)
Interest expense	(8,440)	(16,330)

Total other income (expense)	(8,440)	(16,330)

Loss before provision for income taxes	(174,169)	(358,954)

Provision for income taxes	-	-

Net loss from continuing operations	(174,169)	(358,954)
Loss from discontinued operations, net of tax	-	(36,359)

Net loss	(174,169)	(395,313)
Preferred stock dividends	(135,679)	(7,923)

Net loss attributed to common stockholders	$(309,848)	$(403,236)

Net loss per share attributed to common stockholders - basic and diluted:
Continuing operations	$(0.00)	$(0.04)
Discontinued operations	-	(0.00)

	$(0.00)	$(0.04)

Weighted average number of common shares outstanding	62,061,529	8,863,938

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (Unaudited)
	For the three months ended March 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(174,169)	$(395,313)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	909	-
Preferred stock issued for officer and director compensation	-	178,000
Debentures issued for consulting services	-	115,000
Changes in operating assets and liabilities:
Prepaid expenses	(16,667)	-
Accounts payable and accrued expenses	(10,864)	(14,034)
Accrued compensation - related party	(44,799)	(154,967)
Accrued dividends	-	13,471

Net cash used in operating activities	(245,590)	(257,843)

Cash flows from investing activities:
Payment for investment	(49,891)	-

Net cash used in investing activities	(49,891)	-

Cash flows from financing activities:
Proceeds from sale of debentures	-	340,000
Payment of capital lease obligation	(558)	-

Net cash (used in) provided by financing activities	(558)	340,000

Net (decrease) increase in cash and cash equivalents	(296,039)	82,157
Cash and cash equivalents beginning of period	306,659	38,156

Cash and cash equivalents end of period	$10,620	$120,313

Supplemental Disclosure of Cash Flow Information:
Interest expense	$469	$-
Taxes paid	$-	$-

Supplemental Non-Cash Investing and Financing Activities:
Conversion of note payable and accrued interest to Series D preferred stock	$272,340	$-
Conversion of debentures/notes payable to common stock	$-	$183,120
Issuance of debentures as payment for accrued dividends	$-	$240,000

The accompanying notes are an integral part of these financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) SCHEDULE OF INVESTMENTS

Percent Ownership	Portfolio Company	Description of Business
100%	Online Enterprises, Inc.	On-line gaming

The accompanying notes are an integral part of these financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005

NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements for the years ended December 31, 2004 and 2003 and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC . The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

Organization

           Phoenix Interests, Inc. (the “Company”) was organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc. Effective May 18, 2004, the Company changed its name to Phoenix Interests, Inc. The Company’s prior business operations consisted of purchasing, training and selling of thoroughbred horses. As of December 31, 2003, the Company liquidated its entire inventory of thoroughbred horses. On January 20, 2004, the Company elected to be regulated as a Business Development Company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company’s common stock. As a Business Development Company, the Company intends to provide long-term debt and equity investment capital to support the expansion of companies in a variety of industries. These investments are expected to generally be illiquid securities negotiated through private transactions.

Going Concern

           The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the three months ended March 31, 2005 of $174,169, used cash in operating activities of $245,590 for the three months ended March 31, 2005 and at March 31, 2005, had an accumulated deficit of $4,769,413 and a working capital deficit of $365,707. In addition, the Company is in default on the payment of certain note payable obligations. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued MARCH 31, 2005

Basis of Presentation

           The accompanying financial statements are prepared in accordance with the guidance in the AICPA’s Audit and Accounting Guide, “Audits of Investment Companies” since the Company elected to be regulated as a Business Development Company (“BDC”) effective January 20, 2004.

           In accordance with SEC rules and regulations for BDC’s, the Company does not consolidate or use the equity method to account for its controlling investment in Online Enterprises, Inc. Rather, the Company’s investment in such entity is reported at fair value, and the fluctuation in such fair value is reflected as an unrealized gain on investment in the accompanying statement of operations.

           On January 20, 2004, the Company filed form N-54A with the Securities and Exchange Commission to become a BDC pursuant to Section 54 of the Investment Company Act of 1940. As a result of its new status, the Company will now operate as an investment holding company and plans to build an investment portfolio and enhance the Company's shareholder value. It is the Company’s intention to provide capital and advisory services for management buyouts, recapitalizations, and the growth and capital needs of emerging growth companies. There was no significant business activity from January 1, 2004 to January 20, 2004; therefore the financial statements for the three months ended March 31, 2005 and 2004 are presented in the form of a BDC on a comparable basis.

           As a BDC, the Company will be structured in a manner more consistent with its current business strategy. As a result, the Company is positioned to raise capital in a more efficient manner and to develop and expand its business interests. The Company does not intend to limit its potential acquisitions to just one line of business or industry, as the acquisitions, in total, will enhance value to stockholders through capital appreciation and payments of dividends to the Company by its investee companies.

           BDC regulation was created in 1980 by Congress to encourage the flow of public equity capital to small businesses in the United States. BDC’s, like all mutual funds and closed-end funds, are regulated by the Investment Company Act of 1940. BDC’s report to stockholders like traditional operating companies and file regular quarterly and annual reports with the Securities and Exchange Commission. BDC’s are required to make available significant managerial assistance to their portfolio companies.

Use of Estimates

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying financial statements arise from the determination of the fair value of the Company’s investment. Because such determination involves subjective judgment, it is at least reasonably possible that the Company’s estimates could change in the near term with respect to this matter.

Stock Based Compensation

           SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees. There were no stock options granted for the three months ended March 31, 2005 and 2004.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued MARCH 31, 2005

Valuation of Investments and Revenue Recognition

           As required by the SEC’s Accounting Series Release (“ASR”) 118, the investment committee of the Company is required to assign a fair value to all investments. To comply with Section 2(a)(41) of the Investment Company Act of 1940 (the “Act”) and Rule 2a-4 under the Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the methods used in valuing each issue of security in the Company’s portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such individuals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

           Where there is not a readily available source for determining the market value of an investment, either because the investment is not publicly traded, or is thinly traded, and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

         •      Total amount of the Company’s actual investment (“AI”). This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

         •      Total revenues for the preceding twelve months (“R”).

         •      Earnings before interest, taxes and depreciation (“EBITD”)

         •      Estimate of likely sale price of investment (“ESP”)

         •      Net assets of investment (“NA”)

         •      Likelihood of investment generating positive returns (going concern).

           The estimated value of each such investment shall be determined as follows:

         •      Where no or limited revenues or earnings are present, then the value shall be the greater of the investment’s a) net assets, b) estimated sales price, or c) total amount of actual investment.

         •      Where revenues and/or earnings are present, then the value shall be the greater of one time (1x) revenues or three times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.

         •      Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup its investment or if there is reasonable doubt about the investee’s ability to continue as a going concern.

Earnings (Loss) Per Share

           The Company reports earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2005 and 2004 because the effect would have been anti-dilutive:

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued MARCH 31, 2005

	2005	2004
Common stock issuable upon conversion of notes payable	36,774,194	37,950,000
Common stock issuable upon conversion of preferred stock	402,231,951	19,500,000

Reclassification

           Certain reclassifications have been made to the 2004 balances to conform to the 2005 presentation.

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

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued MARCH 31, 2005

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

NOTE 2 – INVESTMENTS

            Currently, the Company’s only investment is a 100% interest in Online Enterprises, Inc., an on-line gaming company. The Company has currently invested $104,849 into this portfolio company to develop its on-line gaming website. The Company’s expects that Online Enterprises, Inc. will start generating revenue in 2005. The Company currently values its investment in Online Enterprises, Inc. at cost.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

         The Company has the following convertible debentures outstanding as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004

Augustine Fund, LP, bears interest at 8% per annum, convertible to common stock at a price equal to 70% of the closing bid price. The debenture matured on December 31, 2004 and on March 10, 2005 Augustine exchanged their debenture and accrued interest totaling $272,340 for 2,724 shares of Series D preferred stock.	$-	$250,340
Compass Capital Group, bears interest at 8% per annum, convertible to common stock at a price equal to 65% of the closing bid price. The debenture matured on January 1, 2005 and is currently in default.	148,200	148,200

Totals	$148,200	$398,540

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued MARCH 31, 2005

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

         Common Stock

         The Company had the following transactions in its common stock:

         •      in February of 2005, the Company issued 2,300,000 shares of common stock in exchange for the conversion of 184 shares of Series A preferred stock; and

         •      in February of 2005, the Company issued 17,859,726 shares of common stock in exchange for the conversion of 1,000 shares of Series D preferred stock.

         Preferred Stock

         The Company had the following transactions in its preferred stock

         •      in March of 2005, the Company issued 2,724 shares of Series D preferred stock in exchange for notes payable and accrued interest of $250,340 and $22,000, respectively. The 2,724 shares of Series D preferred stock issued in this transaction can be converted into shares of the Company’s common stock at 70% of the current market price. The beneficial conversion feature resulting from this issuance amounted to $116,743 which has been recorded in the accompanying financial statements as a dividend.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

            Litigation

            The Company may be named as a defendant in legal actions arising from its normal operations, and from time-to-time is presented with claims for damages arising out of its actions. The management of the Company anticipates that any damages or expenses it may incur in connection with these actions, individually and collectively, will not have a material adverse effect on the Company. The Company was not a named party to any pending legal proceedings except for the following.

            On or about April 1, 2005, an action was commenced against the Company in the United States District Court for the Southern District of New York. This action is entitled Kentan Limited Corp. and Compass Capital Group v. Phoenix Interests, Inc. f/k/a Thoroughbred Interests, Inc. In the complaint, the plaintiffs allege that the Company breached the terms of certain convertible debentures issued by the Company to the plaintiffs, and the plaintiffs seek compensatory damages in the principal amount of $203,524. The Company has only recently been served with the pleadings and has not yet appeared in the action. The Company believes that it has meritorious defenses to the claims and intends to vigorously defend the action.

NOTE 6 – DISCONTINUED OPERATIONS

            On January 20, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940 and decided to discontinue its operations of purchasing, training and selling of thoroughbred horses. The operations related to thoroughbred horses have been shown as discontinued operations in the accompanying financial statements.

            Revenues for this discontinued operation were $322,614 for the three months ended March 31, 2004.

NOTE 7 – SUBSEQUENT EVENTS

            On May 4, 2005, the Company sold to a number of accredited investors a total of 3,000 shares of its Series E convertible preferred stock for aggregate consideration of $217,500. These shares of Series E preferred stock were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the “safe harbor” private-offering exemption provided by Rule 506 of Regulation D promulgated under the Securities Act.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued MARCH 31, 2005

            Shares of Series E preferred stock may, at the option of the holder, be converted into shares of common stock at the conversion rate in effect at the time of conversion. The number of shares into which one share of Series E preferred stock is convertible will be determined by dividing (1) the sum of (A) the “Stated Value” (equal to $100) plus (B) an amount equal to 1.5% of the Stated Value multiplied by the number of months from the date of issuance until the date of conversion (pro rated for any period of less than a month) by (2) the lesser of (A) $0.006 and (B) the Conversion Price at that time. For these purposes, “Conversion Price” means 70% of the Closing Bid Price, and “Closing Bid Price” on a given day means the lowest closing bid price of the common stock out of the closing bid price of the common stock on each of the five immediately preceding trading days on NASDAQ or any other principal securities price quotation system or market on which prices of the common stock are reported.

            On May 4, 2005, the Company sold to a number of accredited investors 15,000,000 shares of its common stock for aggregate consideration of $82,500. These shares of common stock were exempt from registration under the Securities Act in reliance on Regulation E promulgated thereunder.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     The following discussion should be read in conjunction with Phoenix Interests’ financial statements and the related notes included in this Form 10-QSB.

Overview

      Phoenix Interests, Inc. was incorporated under the laws of the State of Nevada in 1999. Following its incorporation, Phoenix Interests entered into the “pinhooking” and racing of thoroughbred horses. To date, substantially all of Phoenix Interests’ revenues have been generated from the pinhooking of thoroughbred horses.

      During 2003 the Company discontinued all pinhooking activities and liquidated its remaining horse inventory. Going forward, the Company expects to generate revenues and profits when applicable from its investments in online account wagering, gaming and other various forms of legalized gambling. In March 2004, the Company formed a wholly owned subsidiary “Online Enterprises, Inc.” as its initial entry into online account wagering and ecommerce. Specifically, the Company via Online Enterprises, Inc. developed web sites “http://www.Barn66.com” and “http://www.BetBarn66.com” which will allow users online to conduct live thoroughbred ecommerce and account wagering. The sites went live during November 2004 and January 2005, respectively. The Company is able to offer account wagering because of the affiliation it made in October 2004 with American Tab Ltd., an account wagering firm founded in 1999 and approved by the State of Oregon. American Tab estimated handle was $125 million of wagers during 2004.

Operating Results for the Three Months Ended March 31, 2005 and 2004 (Post-conversion to a Business Development Corporation)

Portfolio Composition.

            Our primary business is investing in businesses with equity-based investments. The total portfolio value of investments in non-publicly traded securities was $104,849 at fair value at March 31, 2005.

      Revenues.      Our revenues for the three months ended March 31, 2005 were $0 as compared to $0 for the same period in 2004. We did however generate revenue of $322,614 during the three months ended March 31, 2004 that are included in discontinued operations.

     Operational Expenses.      Our operational expenses for the three months ended March 31, 2005 were $165,729 compared to $342,624 for the same period in 2004. The decrease in operational expenses is primarily due to a decrease in compensation. The decrease in compensation relates to a charge taken in the first quarter of 2004 of $178,000 related to preferred stock issued to an officer and directors. These expenses represented management fees to our CEO, rent and other cash expenses associated with operating the BDC and seeking additional investments.

     Interest Expense and Financing Costs.       Our interest expense and financing costs for the three months ended March 31, 2005 was $8,440 compared to $16,330 during the same period in 2004. The decrease in the interest expense and financing costs is the result of a decrease in debentures outstanding.

     Net Income (Loss).       Our net loss for the three months ended March 31, 2005 was ($174,169) compared to ($395,313) for the same period in 2004. The decrease in the net loss is due to lower operational expenses.

     Changes In Balance Sheet.       At March 31, 2005 we had current assets of $27,287 as compared to $306,659 at December 31, 2004, total assets of $137,595 at March 31, 2005 as compared to $367,985 at December 31, 2004, total liabilities of $395,299 at March 31, 2005 as compared to $704,924 at December 31, 2004 and stockholders’ equity (deficit) at March 31, 2005 of ($257,704) as compared to ($336,939) at December 31, 2004. The decrease in current and total assets is the result of paying for operational expenses. The decrease in total liabilities is the result of the conversion of a note payable and accrued interest into shares of Series D preferred stock.

     Liquidity, Capital Resources and Cash Requirements.       During the three months ended March 31, 2005 net cash used in operating activities for the period was $245,590 to fund our operating expenses. Net cash used for investing activities was $49,891 was for an investment in a controlled company and net cash used in financing activities was $558.

      As a result of the above, as of March 31, 2005, we had a cash position of $10,620.

      We have historically financed our operations via convertible-debt and preferred-stock financing obtained from various private equity firms. These funds intend, over time, to convert their positions into shares of our common stock. This will cause significant dilution to existing shareholders.

      In the immediate future, we intend to finance our operations and any growth via acquisitions by issuing shares of our common stock and preferred under the exemption from registration offered by Regulation E promulgated under the Securities Act. Because we are regulated as a business development company and have made the appropriate filings with the Securities and Exchange Commission, we qualify for this exemption. Because we have access to this source of financing, we feel that we have sufficient cash and capital resources available to operate and grow our business for the next 12 months.

     Private Portfolio Company Investments

      The following is a list of the private companies in which we had an investment and the cost and fair value of such securities at March 31, 2005:

Percent Ownership	Portfolio Company	Description of Business	Approximate Fair Value	Approximate Cost
100%	Online Enterprises, Inc.	On-line gaming	$104,849	$104,849

     Market Risk

      Our business activities contain elements of risk. We consider the principal types of risk to be portfolio valuations. We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

      As a business development company, we invest in illiquid securities including equity securities of primarily private companies. Our investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the board of directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

      We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investments. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. The value of investments in public securities is determined using quoted market prices discounted for restrictions on resale. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. In addition, the illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments.

     Impact of Inflation

      We do not believe that our business is materially affected by inflation, other than the impact that inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuations to underlying earnings, all of which will influence the value of our investments.

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

      On or about April 1, 2005, an action was commenced against the Company in the United States District Court for the Southern District of New York. This action is entitled Kentan Limited Corp. and Compass Capital Group v. Phoenix Interests, Inc. f/k/a Thoroughbred Interests, Inc. In the complaint, the plaintiffs allege that the Company breached the terms of certain convertible debentures issued by the Company to the plaintiffs, and the plaintiffs seek compensatory damages in the principal amount of $203,524. The Company has only recently been served with the pleadings and has not yet appeared in the action. The Company believes that it has meritorious defenses to the claims and intends to vigorously defend the action.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

      Not applicable.

Item 3.   Defaults Upon Senior Securities

      The Company is in default on a note payable in the amount of $148,200.

Item 4.   Submission of Matters to a Vote of Security Holders

      None.

Item 5.   Other Information

      Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits.

No.	Description

31.1	Certification of the Chief Executive Officer under 18 U.S.C. section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer under 18 U.S.C. section 1350, as adopted in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K.

    None.

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX INTERESTS, INC.
Registrant

Date:	May 16, 2005	By:	/s/ James D. Tilton, Jr.
James D. Tilton, Jr. Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)