Form 10QSB
period 2005-06-30
PHOENIX INTERESTS INC
filed 2005-08-15
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
Yes    ☒           No    ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity. As of August 12, 2005 - 330,349,023 shares of common stock.

     Transitional Small Business Disclosure Format (check one) Yes    ☐           No    ☒

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.)
FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2005

PART I   FINANCIAL INFORMATION

Item I.   Financial Statements

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) BALANCE SHEETS JUNE 30, 2005 AND DECEMBER 31, 2004

	June 30, 2005	Dec. 31, 2004
	(Unaudited)
Assets:
Investment in controlled companies (at fair value with cost with cost of $158,073)	$158,073	$54,958
Cash and cash equivalents	703	306,659
Property and equipment, net of accumulated depreciation of $2,729 in 2005 and $910 in 2004	4,549	6,368

Total Assets	$163,325	$367,985

Liabilities & Stockholders’ Deficit:
Current Liabilities
Cash overdraft	$7,337	$-
Convertible notes payable	148,200	398,540
Accounts payable and accrued expenses	145,506	224,403
Accrued compensation - related party	4,996	75,521
Capital lease obligation	3,705	3,526
Dividends payable	34,872	-

Total current liabilities	344,616	701,990

Capital lease obligation, net of current portion	1,337	2,934

Total liabilities	345,953	704,924

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock, Series A; par value $0.001; 5,000 shares authorized;
2,656 and 3,340 shares outstanding in 2005 and 2004, respectively	$3	$4
Preferred stock, Series B; par value $0.001; 100,000 shares authorized;
0 shares issued and outstanding in 2005 and 2004	-	-
Preferred stock, Series C; par value $0.001; 12,000,000 shares authorized,
11,400,000 shares issued and outstanding in 2005 and 2004	11,400	11,400
Preferred stock, Series D convertible; par value $0.001; 25,000 shares
authorized; 12,716 and 12,119 shares issued in 2005 and 2004, respectively	13	12
Preferred stock, Series E convertible; par value $0.001; 3,000 shares
authorized; 3,000 shares issued and outstanding in 2005	3	-
Common stock, par value $0.001; 980,000,000 shares authorized;
140,320,771 and 52,205,663 shares issued and outstanding
in 2005 and 2004, respectively	140,320	52,206
Additional paid-in capital	4,871,041	4,059,004
Accumulated deficit	(5,205,408)	(4,459,565)

Total stockholders’ deficit	(182,628)	(336,939)

Total Liabilities & Stockholders’ Deficit	$163,325	$367,985

Net asset value per share	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004 (Unaudited)
	For the three months ended June 30,
	2005	2004

Revenues	$-	$-

Operating expenses:
Compensation	45,000	-
Professional fees	130,750	40,503
Office expenses	11,941	2,922
Travel and entertainment	10,275	8,345
Equipment rental	1,954	5,705
Rent - related party	4,500	3,750
Insurance	1,156	1,446
Utilities	160	128
Bank charges	119	128

Total operating expenses	205,855	62,927

Loss from operations	(205,855)	(62,927)

Other income (expense)
Interest expense	(3,133)	(28,422)

Total other income (expense)	(3,133)	(28,422)

Loss before provision for income taxes	(208,988)	(91,349)

Provision for income taxes	-	-

Net loss from continuing operations	(208,988)	(91,349)
Gain from discontinued operations, net of tax	-	36,359

Net loss	(28,988)	(54,990)
Preferred stock dividends	(227,007)	(25,332)

Net loss attributed to common stockholders	$(435,995)	$(80,322)

Net loss per share attributed to common stockholders - basic and diluted:
Continuing operations	$(0.00)	$(0.01)
Discontinued operations	-	(0.00)

	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	107,535,258	16,484,141

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (Unaudited)
	For the six months ended June 30,
	2005	2004

Revenues	$-	$-

Operating expenses:
Compensation	90,000	168,000
Professional fees	230,567	192,303
Office expenses	20,440	20,830
Travel and entertainment	15,165	8,345
Equipment rental	3,462	5,705
Rent - related party	9,000	3,750
Insurance	2,396	4,703
Utilities	285	1,251
Bank charges	269	664

Total operating expenses	371,584	405,551

Loss from operations	(371,584)	(405,551)

Other income (expense)
Interest expense	(11,573)	(44,752)

Total other income (expense)	(11,573)	(44,752)

Loss before provision for income taxes	(383,157)	(450,303)

Provision for income taxes	-	-

Net loss from continuing operations	(383,157)	(450,303)
Loss from discontinued operations, net of tax	-	-

Net loss	(383,157)	(450,303)
Preferred stock dividends	(362,686)	(33,255)

Net loss attributed to common stockholders	$(745,843)	$(483,558)

Net loss per share attributed to common stockholders - basic and diluted:
Continuing operations	$(0.01)	$(0.04)
Discontinued operations	-	-

	$(0.01)	$(0.04)

Weighted average number of common shares outstanding	84,924,012	11,289,351

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (Unaudited)
	For the six months ended June 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(383,157)	$(450,303)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,819	-
Preferred stock issued for officer and director compensation	-	178,000
Common stock issued for consulting services	-	10,000
Debentures issued for services	-	45,000
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued expenses	(56,897)	29,293
Accrued compensation - related party	(70,525)	(154,967)

Net cash used in operating activities	(508,760)	(342,977)

Cash flows from investing activities:
Payment for investment	(103,115)	-

Net cash used in investing activities	(103,115)	-

Cash flows from financing activities:
Cash overdraft, net	7,337	-
Proceeds from the sales of Series E preferred stock	300,000	-
Proceeds from the sale of convertible debentures	-	340,000
Proceeds from loan payable - related party	-	18,474
Payment of capital lease obligation	(1,418)	-

Net cash provided by financing activities	305,919	358,474

Net (decrease) increase in cash and cash equivalents	(305,956)	15,497
Cash and cash equivalents beginning of period	306,659	38,156

Cash and cash equivalents end of period	$703	$53,653

Supplemental Disclosure of Cash Flow Information:
Interest paid	$638	$-
Income taxes paid	$-	$-

Supplemental Non-Cash Investing and Financing Activities:
Capital lease obligation	$-	$-
Conversion of debentures/notes payable to common stock	$-	$240,457
Issuance of debentures as payment for accrued dividends	$-	$240,000

The accompanying notes are an integral part of these financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) SCHEDULE OF INVESTMENTS

Percent Ownership	Portfolio Company	Description of Business
100%	Online Enterprises, Inc.	On-line gaming

The accompanying notes are an integral part of these financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2005

NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements for the years ended December 31, 2004 and 2003 and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC . The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

Organization

           Phoenix Interests, Inc. (the “Company”) was organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc. Effective May 18, 2004, the Company changed its name to Phoenix Interests, Inc. The Company’s prior business operations consisted of purchasing, training and selling of thoroughbred horses. As of December 31, 2003, the Company liquidated its entire inventory of thoroughbred horses. On January 20, 2004, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940. At that time, the Company filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company’s common stock. Since then, the Company has on a number of occasions filed a Form 2-E terminating an offering under Regulation E and filed a new Form 2-E with a different offering price. As a BDC, the Company intends to provide long-term debt and equity investment capital to support the expansion of companies in a variety of industries. These investments are expected to generally be illiquid securities negotiated through private transactions.

Going Concern

           The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the six months ended June 30, 2005 of $383,157, used cash in operating activities of $508,760 for the six months ended June 30, 2005 and at June 30, 2005, had an accumulated deficit of $5,205,408 and a working capital deficit of $343,913. In addition, the Company is in default on the payment of certain note payable obligations. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

           Because the Company is regulated as a BDC, the Company believes that is has access to sufficient cash and capital resources to operate and grow its business for the next 12 months. Specifically, the Company intends to sell common stock permitted under the exemption from registration offered by Regulation E of the Securities Act. Also, the Company’s wholly owned subsidiary, Online Enterprises, Inc., has opened its website during the first quarter of 2005 and expects to generate revenue in 2005.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued JUNE 30, 2005

Basis of Presentation

           The accompanying financial statements are prepared in accordance with the guidance in the AICPA’s Audit and Accounting Guide, “Audits of Investment Companies” since the Company elected to be regulated as a BDC effective January 20, 2004.

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

           On January 20, 2004, the Company filed form N-54A with the Securities and Exchange Commission to become a BDC pursuant to Section 54 of the Investment Company Act of 1940. As a result of its new status, the Company will now operate as an investment holding company and plans to build an investment portfolio and enhance the Company's shareholder value. It is the Company’s intention to provide capital and advisory services for management buyouts, recapitalizations, and the growth and capital needs of emerging growth companies. There was no significant business activity from January 1, 2004 to January 20, 2004; therefore the financial statements for the six months ended June 30, 2005 and 2004 are presented in the form of a BDC on a comparable basis.

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

Stock Based Compensation

           SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees. There were no stock options granted for the six months ended June 30, 2005 and 2004.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued JUNE 30, 2005

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

Earnings (Loss) Per Share

           The Company reports earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the six months ended June 30, 2005 and 2004 because the effect would have been anti-dilutive:

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued JUNE 30, 2005

	2005	2004
Common stock issuable upon conversion of notes payable	84,444,444	99,500,000
Common stock issuable upon conversion of preferred stock	803,964,727	42,219,200

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

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued JUNE 30, 2005

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

          In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

NOTE 2 – INVESTMENTS

            Currently, the Company’s only investment is a 100% interest in Online Enterprises, Inc., an on-line gaming company. The Company has currently invested $158,073 into this portfolio company to develop its on-line gaming website. The Company expects that Online Enterprises, Inc. will start generating revenue in 2005. The Company currently values its investment in Online Enterprises, Inc. at cost.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

         The Company has the following convertible debentures outstanding as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004

Augustine Fund, LP, bears interest at 8% per annum, convertible to common stock at a price equal to 70% of the closing bid price. The debenture matured on December 31, 2004 and on March 10, 2005 Augustine exchanged their debenture and accrued interest totaling $272,340 for 2,724 shares of Series D preferred stock.	$-	$250,340
Compass Capital Group, bears interest at 8% per annum, convertible to common stock at a price equal to 65% of the closing bid price. The debenture matured on January 1, 2005 and is currently in default.	148,200	148,200

Totals	$148,200	$398,540

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued JUNE 30, 2005

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

         Common Stock

         The Company had the following transactions in its common stock:

•	in February of 2005, the Company issued 2,300,000 shares of common stock in exchange for the conversion of 184 shares of Series A preferred stock;

•	in February of 2005, the Company issued 17,859,726 shares of common stock in exchange for the conversion of 1,000 shares of Series D preferred stock;

•	in April of 2005, the Company issued 862,249 shares of common stock in exchange for the conversion of 40 shares of Series D preferred stock;

•	in April of 2005, the Company issued 17,241,379 shares of common stock in exchange for the conversion of 500 shares of Series A preferred stock;

•	in April of 2005, the Company issued 2,692,731 shares of common stock in exchange for the conversion of 80 shares of Series D preferred stock;

•	in May of 2005, the Company issued 29,000,000 shares of common stock in exchange for the conversion of 928 shares of Series D preferred stock;

•	in May of 2005, the Company issued 15,000,000 shares of common stock in connection with an offering of its Series E preferred stock; and

•	in June of 2005, the Company issued 3,159,023 shares of common stock in exchange for the conversion of 79 shares of Series D preferred stock.

         Preferred Stock

         The Company had the following transactions in its preferred stock

•	in March of 2005, the Company issued 2,724 shares of Series D preferred stock in exchange for notes payable and accrued interest of $250,340 and $22,000, respectively. The 2,724 shares of Series D preferred stock issued in this transaction can be converted into shares of the Company’s common stock at 70% of the current market price. The beneficial conversion feature resulting from this issuance amounted to $116,743 which has been recorded in the accompanying financial statements as a dividend; and

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued JUNE 30, 2005

•	in May of 2005, the Company issued 3,000 shares of Series E preferred stock for $300,000 in cash. In connection with this offering the Company also issued to the Series E investors 5,000 shares of its common stock for each share of Series E preferred stock purchased. The total proceeds received of $300,000 were allocated to common stock and Series E preferred stock in the amounts of $82,500 and $217,500, respectively. The 3,000 shares of Series E preferred stock issued in this transaction can be converted into shares of the Company’s common stock at 70% of the current market price. The beneficial conversion feature resulting from this issuance amounted to $211,071 which has been recorded in the accompanying financial statements as a dividend.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

            Litigation

      As of June 30, 2005, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment, except as described below.

      On or about April 1, 2005, an action was commenced against the Company in the United States District Court for the Southern District of New York. This action was entitled Kentan Limited Corp. and Compass Capital Group v. Phoenix Interests, Inc. f/k/a Thoroughbred Interests, Inc. In the complaint, the plaintiffs alleged that the Company breached the terms of certain convertible debentures issued by the Company to the plaintiffs, and the plaintiffs sought compensatory damages in the principal amount of $203,524. On or about June 13, 2005, the plaintiffs voluntarily terminated the proceedings by filing with the court a notice of dismissal without prejudice. We are currently in negotiations with the plaintiffs with a view to settling this dispute.

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

            Revenues for this discontinued operation were $322,614 for the six months ended June 30, 2004.

NOTE 7 – SUBSEQUENT EVENTS

            Subsequent to June 30, 2005, the Company issued shares of its common stock as follows:

•	56,900,000 shares upon the conversion of Series D preferred stock;

•	26,500,000 shares upon the conversion of Series E preferred stock;

•	100,000,000 shares for cash of $10,000; and

•	6,628,252 shares upon the conversion of Series D preferred stock.

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

Operating Results for the Three Months Ended June 30, 2005 and 2004 (Post-conversion to a Business Development Corporation)

Portfolio Composition.

            Our primary business is investing in businesses with equity-based investments. The total portfolio value of investments in non-publicly traded securities was approximately $158,073 at fair value at June 30, 2005.

      Revenues.      Our revenues for the three months ended June 30, 2005 were $0 as compared to $0 for the same period in 2004.

     Operational Expenses.      Our operational expenses for the three months ended June 30, 2005 were $205,855 compared to $62,927 for the same period in 2004. The increase in operational expenses is primarily due to an increase in compensation and professional fees.

     Interest Expense and Financing Costs.       Our interest expense and financing costs for the three months ended June 30, 2005 was $3,133 compared to $28,422 during the same period in 2004. The decrease in the interest expense and financing costs is the result of a decrease in debentures outstanding.

     Net Income (Loss).       Our net loss for the three months ended June 30, 2005 was ($208,988) compared to ($54,990) for the same period in 2004. The increase in the net loss is due to higher operational expenses.

Operating Results for the Six Months Ended June 30, 2005 and 2004 (Post-conversion to a Business Development Corporation)

      Revenues.      Our revenues for the six months ended June 30, 2005 were $0 as compared to $0 for the same period in 2004. We did, however, generate revenue of $322,614 during the six months ended June 30, 2004 that are included in discontinued operations.

     Operational Expenses.      Our operational expenses for the six months ended June 30, 2005 were $371,584 compared to $405,551 for the same period in 2004. The decrease in operational expenses is primarily due to a decrease in compensation offset by an increase in professional fees. The decrease in compensation relates to a charge taken in the first quarter of 2004 of $168,000 related to preferred stock issued to an officer and directors. These expenses represented management fees to our CEO, rent and other cash expenses associated with operating the BDC and seeking additional investments.

     Interest Expense and Financing Costs.       Our interest expense and financing costs for the six months ended June 30, 2005 was $11,573 compared to $44,752 during the same period in 2004. The decrease in the interest expense and financing costs is the result of a decrease in debentures outstanding.

     Net Income (Loss).       Our net loss for the six months ended June 30, 2005 was ($383,157) compared to ($405,303) for the same period in 2004. The decrease in the net loss is due to lower operational expenses and lower interest expense.

     Changes In Balance Sheet.       At June 30, 2005 we had current assets of $703 as compared to $306,659 at December 31, 2004, total assets of $163,325 at June 30, 2005 as compared to $367,985 at December 31, 2004, total liabilities of $345,953 at June 30, 2005 as compared to $704,924 at December 31, 2004 and stockholders’ equity (deficit) at June 30, 2005 of ($182,628) as compared to ($336,939) at December 31, 2004. The decrease in current and total assets is the result of paying for operational expenses. The decrease in total liabilities is the result of the conversion of a note payable and accrued interest into shares of Series D preferred stock and the payment of accounts payable and accrued expenses.

     Liquidity, Capital Resources and Cash Requirements.       During the six months ended June 30, 2005 net cash used in operating activities for the period was $508,760 which was principally used to fund our loss from operations. Net cash used for investing activities was $103,115 which was an investment in a controlled company. Net cash provided by financing activities was $305,919, principally a result of us selling 3,000 shares of Series E preferred stock for $300,000.

      As a result of the above, as of June 30, 2005, we had a cash position of $703.

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

     Private Portfolio Company Investments

      The following is a list of the private companies in which we had an investment and the cost and fair value of such securities at June 30, 2005:

Percent Ownership	Portfolio Company	Description of Business	Approximate Fair Value	Approximate Cost
100%	Online Enterprises, Inc.	On-line gaming	$158,073	$158,073

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

      As of June 30, 2005, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment, except as described below.

      On or about April 1, 2005, an action was commenced against the Company in the United States District Court for the Southern District of New York. This action was entitled Kentan Limited Corp. and Compass Capital Group v. Phoenix Interests, Inc. f/k/a Thoroughbred Interests, Inc. In the complaint, the plaintiffs alleged that the Company breached the terms of certain convertible debentures issued by the Company to the plaintiffs, and the plaintiffs sought compensatory damages in the principal amount of $203,524. On or about June 13, 2005, the plaintiffs voluntarily terminated the proceedings by filing with the court a notice of dismissal without prejudice. We are currently in negotiations with the plaintiffs with a view to settling this dispute.

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

PHOENIX INTERESTS, INC.
Registrant

Date:	August 15, 2005	By:	/s/ James D. Tilton, Jr.
James D. Tilton, Jr. Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)