Form 10-Q
period 2005-06-30
PHOENIX INTERESTS INC
filed 2005-09-07
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

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
Yes    ☒           No    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐           No    ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐           No    ☒

     State the number of shares outstanding of each of the issuer's classes of common equity. As of August 12, 2005 - 330,349,023 shares of common stock.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.)
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

EXPLANATORY NOTE

           On August 15, 2005, Phoenix Interests, Inc. filed its quarterly report on Form 10-QSB for the quarter ended June 30, 2005. The Securities and Exchange Commission has, however, indicated to Phoenix Interests that because it has elected to be regulated as a business development company, it cannot claim small-business-issuer status and so cannot use Form 10-QSB. Consequently, the quarterly report on Form 10-QSB that was filed on August 15, 2005, should be disregarded; it has been replaced by this quarterly report on Form 10-Q.

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This Quarterly Report on Form 10-Q and the information incorporated by reference may include “forward-looking statements” within the meaning of Section 27(a) of the Securities Act and section 21(e) of the Exchange Act. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward-looking statements.

     The following discussion should be read in conjunction with Phoenix Interests’ financial statements and the related notes included in this Form 10-Q.

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

      The Company does not have any off-balance sheet arrangements or any long-term contract payment obligations.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not applicable.

Item 4.    CONTROLS AND PROCEDURES.

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

PHOENIX INTERESTS, INC.
Registrant

Date:	September 7, 2005	By:	/s/ James D. Tilton, Jr.
James D. Tilton, Jr. Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)