Form 10-Q
period 2005-09-30
PHOENIX INTERESTS INC
filed 2005-11-14
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

     State the number of shares outstanding of each of the issuer's classes of common equity. As of November 14, 2005 - 979,653,918 shares of common stock.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.)
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I   FINANCIAL INFORMATION

Item I.   Financial Statements

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) BALANCE SHEETS SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	Sept. 30, 2005	Dec. 31, 2004
	(Unaudited)
Assets:
Investment in controlled companies (at fair value with cost with cost of $164,790)	$164,790	$54,958
Cash and cash equivalents	703	306,659
Property and equipment, net of accumulated depreciation of $3,639 in 2005 and $910 in 2004	3,639	6,368

Total Assets	$169,132	$367,985

Liabilities & Stockholders’ Deficit:
Current Liabilities
Cash overdraft	$27,055	$-
Convertible notes payable	168,630	398,540
Accounts payable and accrued expenses	96,293	224,403
Accrued interest	66,463	-
Accrued compensation - related party	4,996	75,521
Capital lease obligation	3,856	3,526
Dividends payable	50,808	-

Total current liabilities	418,101	701,990

Capital lease obligations, net of current portion	-	2,934

Total liabilities	418,101	704,924

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock, Series A; par value $0.001; 5,000 shares authorized;
2,656 and 3,340 shares outstanding in 2005 and 2004, respectively	$3	$4
Preferred stock, Series B; par value $0.001; 100,000 shares authorized;
0 shares issued and outstanding in 2005 and 2004	-	-
Preferred stock, Series C; par value $0.001; 12,000,000 shares authorized,
11,400,000 shares issued and outstanding in 2005 and 2004	11,400	11,400
Preferred stock, Series D convertible; par value $0.001; 25,000 shares
authorized; 11,920 and 12,119 shares issued in 2005 and 2004, respectively	12	12
Preferred stock, Series E convertible; par value $0.001; 3,000 shares
authorized; 2,718 shares issued and outstanding in 2005	3	-
Common stock, par value $0.001; 980,000,000 shares authorized;
934,653,918 and 52,205,663 shares issued and outstanding
in 2005 and 2004, respectively	934,653	52,206
Additional paid-in capital	4,179,865	4,059,004
Accumulated deficit	(5,374,905)	(4,459,565)

Total stockholders’ deficit	(248,969)	(336,939)

Total Liabilities & Stockholders’ Deficit	$169,132	$367,985

Net asset value per share	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (Unaudited)
	For the three months ended September 30,
	2005	2004

Revenues	$-	$-

Operating expenses:
Compensation	45,000	135,000
Professional fees	50,405	60,746
Office expenses	9,390	802
Travel and entertainment	7,325	315
Equipment rental	1,680	2,685
Rent - related party	4,500	3,750
Insurance	390	432
Utilities	160	668
Bank charges	120	180

Total operating expenses	118,970	204,578

Loss from operations	(118,970)	(204,578)

Other income (expense)
Interest expense	(2,805)	(25,791)
Financing costs	(27,500)	(278,213)

Total other income (expense)	(30,305)	(304,004)

Loss before provision for income taxes	(149,275)	(508,582)

Provision for income taxes	-	-

Net loss from continuing operations	(149,275)	(508,582)
Gain from discontinued operations, net of tax	-	-

Net loss	(149,275)	(508,582)
Preferred stock dividends	(20,222)	(23,955)

Net loss attributed to common stockholders	$(169,497)	$(532,537)

Net loss per share attributed to common stockholders - basic and diluted:
Continuing operations	$(0.00)	$(0.02)
Discontinued operations	-	-

	$(0.00)	$(0.02)

Weighted average shares outstanding - basic and diluted	371,522,966	23,000,384

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (Unaudited)
	For the nine months ended September 30,
	2005	2004

Revenues	$-	$-

Operating expenses:
Compensation	135,000	303,000
Professional fees	280,972	253,049
Office expenses	29,830	21,632
Travel and entertainment	22,490	8,660
Equipment rental	5,142	8,390
Rent - related party	13,500	7,500
Insurance	2,786	5,135
Utilities	445	1,919
Bank charges	389	844

Total operating expenses	490,554	610,129

Loss from operations	(490,554)	(610,129)

Other income (expense)
Interest expense	(14,378)	(70,543)
Financing costs	(27,500)	(278,213)

Total other income (expense)	(41,878)	(348,756)

Loss before provision for income taxes	(532,432)	(958,885)

Provision for income taxes	-	-

Net loss from continuing operations	(532,432)	(958,885)
Loss from discontinued operations, net of tax	-	-

Net loss	(532,432)	(958,885)
Preferred stock dividends	(382,908)	(107,209)

Net loss attributed to common stockholders	$(915,340)	$(1,066,094)

Net loss per share attributed to common stockholders - basic and diluted:
Continuing operations	$(0.01)	$(0.06)
Discontinued operations	-	-

	$(0.01)	$(0.06)

Weighted average number of common shares outstanding	181,506,810	16,621,576

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (Unaudited)
	For the nine months ended September 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(532,432)	$(958,885)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,729	-
Preferred stock issued to officer and directors for compensation	-	178,000
Common stock issued for consulting services	-	5,000
Common stock issued for settlement with investors	27,500	-
Debentures issued for services	-	105,000
Amortization of beneficial conversion feature	-	278,213
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued expenses	(26,745)	(23,272)
Accrued interest	13,898	70,544
Accrued compensation - related party	(70,525)	(19,967)

Net cash used in operating activities	(585,575)	(365,367)

Cash flows from investing activities:
Payment for investment	(109,832)	-

Net cash used in investing activities	(109,832)	-

Cash flows from financing activities:
Cash overdraft, net	27,055	-
Proceeds from sale of common stock	55,000	-
Proceeds from the sales of Series E preferred stock	310,000	-
Proceeds from the sale of convertible debentures	-	340,000
Proceeds from loan payable - related party	-	(4,863)
Payment of capital lease obligation	(2,604)	-

Net cash provided by financing activities	389,451	335,137

Net decrease in cash and cash equivalents	(305,956)	(30,230)
Cash and cash equivalents beginning of period	306,659	38,156

Cash and cash equivalents end of period	$703	$7,926

Supplemental Disclosure of Cash Flow Information:
Interest paid	$479	$-
Income taxes paid	$-	$-

Supplemental Non-Cash Investing and Financing Activities:
Conversion of debentures/notes payable to common stock	$6,370	$309,060
Issuance of debentures as payment for accrued dividends	$-	$240,000
Conversion of debenture to Series D preferred stock	$250,340	$-
Conversion of Series D & E preferred stock to common stock	$475,998	$-

The accompanying notes are an integral part of these financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) SCHEDULE OF INVESTMENTS

Percent Ownership	Portfolio Company	Description of Business
100%	Online Enterprises, Inc.	On-line gaming

The accompanying notes are an integral part of these financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) SCHEDULE OF FINANCIAL HIGHLIGHTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Per Share Data:
Net asset value at beginning of period (a)	$(0.01)
Net operating income (loss) before investment gains and losses (b)	(0.00)
Net realized gains (losses) on investments (b)	0.00
Net unrealized gains (losses) on investments (b)	0.00

Net increase (decrease) in stockholders’ equity from net income (loss)	(0.00)
Dividends declared	0.00

Net increase (decrease) in stockholders’ equity resulting from dividends	(0.00)
Issuance of shares	0.01

Net increase (decrease) in stockholders’ equity relating to share issuances	0.01

Net asset value at end of period	$0.00

Per share market value at end of period	$0.00
Total return	0.00%
Shares outstanding at end of period	979,653,918

Ratio/Supplemental Data:
Net assets at end of period	$(248,969)
Ratio of operating expenses to average net assets (annualized)	-117.52%
Ratio of net operating income to average net assets (annualized)	117.52%

(a) Based on total shares outstanding
(b) Based on weighted average shares outstanding

The accompanying notes are an integral part of these financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2005

NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements for the years ended December 31, 2004 and 2003 and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC . The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

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

Going Concern

           The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the nine months ended September 30, 2005 of $532,432, used cash in operating activities of $585,575 for the nine months ended September 30, 2005 and at September 30, 2005, had an accumulated deficit of $5,374,905 and a working capital deficit of $417,398. In addition, the Company is in default on the payment of certain note payable obligations. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

           Because the Company is regulated as a BDC, the Company believes that is has access to sufficient cash and capital resources to operate and grow its business for the next 12 months. Specifically, the Company intends to sell common stock permitted under the exemption from registration offered by Regulation E of the Securities Act. Also, the Company’s wholly owned subsidiary, Online Enterprises, Inc., has opened its website during the first quarter of 2005 which generated revenue of approximately $14,000 during the quarter ended September 30, 2005.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued SEPTEMBER 30, 2005

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

           On January 20, 2004, the Company filed form N-54A with the Securities and Exchange Commission to become a BDC pursuant to Section 54 of the Investment Company Act of 1940. As a result of its new status, the Company will now operate as an investment holding company and plans to build an investment portfolio and enhance the Company's shareholder value. It is the Company’s intention to provide capital and advisory services for management buyouts, recapitalizations, and the growth and capital needs of emerging growth companies. There was no significant business activity from January 1, 2004 to January 20, 2004; therefore the financial statements for the nine months ended September 30, 2005 and 2004 are presented in the form of a BDC on a comparable basis.

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

Stock Based Compensation

           SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees. There were no stock options granted for the nine months ended September 30, 2005 and 2004.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued SEPTEMBER 30, 2005

Valuation of Investments and Revenue Recognition

           As required by the SEC’s Accounting Series Release (“ASR”) 118, the investment committee of the Company is required to assign a fair value to all investments. To comply with Section 2(a)(41) of the Investment Company Act of 1940 (the “Act”) and Rule 2a-4 under the Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board’s direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the methods used in valuing each issue of security in the Company’s portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such individuals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

           For financial statement purposes, investments are recorded at their fair value. Currently, readily determinable fair values do not exist for our investment and the fair value of this investments is determined in good faith by the Company’s Board of Directors pursuant to a valuation policy and consistent valuation process. Due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and the differences may be material. Our valuation methodology includes the examination of among other things, the underlying portfolio company performance, financial condition and market changing events that impact valuation.

           Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred.

           Revenues as a business development company which may include investment income such as interest income and dividends, and realized or unrealized gains and losses on investments will be recognized in accordance with the AICPA’s Audit and Accounting Guide, “Audits of Investment Companies.”

Earnings (Loss) Per Share

           The Company reports earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the nine months ended September 30, 2005 and 2004 because the effect would have been anti-dilutive:

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued SEPTEMBER 30, 2005

	2005	2004
Common stock issuable upon conversion of notes payable	864,769,231	93,589,000
Common stock issuable upon conversion of preferred stock	6,856,634,921	3,994,260

Reclassification

           Certain reclassifications have been made to the 2004 balances to conform to the 2005 presentation.

Recently Issued Accounting Pronouncements

           In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

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

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued SEPTEMBER 30, 2005

NOTE 2 – INVESTMENTS

            Currently, the Company’s only investment is a 100% interest in Online Enterprises, Inc., an on-line gaming company. The Company has currently invested $164,790 into this portfolio company to develop its on-line gaming website. The Company expects that Online Enterprises, Inc. will start generating revenue in 2005. The Company currently values its investment in Online Enterprises, Inc. at fair value which approximates cost.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

         The Company has the following convertible debentures outstanding as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004

Augustine Fund, LP, bears interest at 8% per annum, convertible to common stock at a price equal to 70% of the closing bid price. The debenture matured on December 31, 2004 and on March 10, 2005 Augustine exchanged their debenture and accrued interest totaling $272,340 for 2,724 shares of Series D preferred stock.	$-	$250,340
Compass Capital Group, bears interest at 8% per annum, convertible to common stock at a price equal to 65% of the closing bid price. The debenture matured on January 1, 2005 and is currently in default. (a)	168,630	148,200

Totals	$168,630	$398,540

(a)	During the quarter ended September 30, 2005, the Company reached an agreement with Compass Capital Group, whereby the Company agreed to pay Compass $175,000 which approximated the debenture balance plus accrued interest. The $175,000 will be repaid in cash or converted into shares of the Company’s common stock. During the three months ended September 30, 2005 Compass elected to convert $6,370 into shares of the Company’s common stock.

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

         As of September 30, 2005, the Company did not have enough authorized shares of common stock to convert all the convertible debentures and preferred stock into shares of common stock, if requested by the convertible debenture holder and preferred stockholders. On October 5, 2005, the Company filed an Information Statement requesting approval from the stockholders to give the Company’s board of directors the authority to (1) effect a reverse stock split of each share of common stock of the Company at a ratio of one share for up to 50 shares of common stock outstanding, as determined by the Company’s board of directors at its discretion, and (2) amend the Company’s Articles of Incorporation to increase from 980,000,000 to 5,000,000,000 the number of shares of common stock the Company is authorized to issue. The stockholders approved items (1) and (2) above and on November 9, 2005, the Company filed a Certificate of Amendment with the Nevada Secretary of State increasing the number of authorized common shares to 5,000,000,000.

         Common Stock

         The Company had the following transactions in its common stock:

•	in February of 2005, the Company issued 2,300,000 shares of common stock in exchange for the conversion of 184 shares of Series A preferred stock;

•	in February of 2005, the Company issued 17,859,726 shares of common stock in exchange for the conversion of 1,000 shares of Series D preferred stock;

•	in April of 2005, the Company issued 862,249 shares of common stock in exchange for the conversion of 40 shares of Series D preferred stock;

•	in April of 2005, the Company issued 17,241,379 shares of common stock in exchange for the conversion of 500 shares of Series A preferred stock;

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued SEPTEMBER 30, 2005
•	in April of 2005, the Company issued 2,692,731 shares of common stock in exchange for the conversion of 80 shares of Series D preferred stock;

•	in May of 2005, the Company issued 29,000,000 shares of common stock in exchange for the conversion of 928 shares of Series D preferred stock;

•	in May of 2005, the Company issued 15,000,000 shares of common stock in connection with an offering of its Series E preferred stock;

•	in June of 2005, the Company issued 3,159,023 shares of common stock in exchange for the conversion of 79 shares of Series D preferred stock;

•	in July 2005, the Company issued 35,500,000 shares of common stock in exchange for the conversion of 61 shares of Series D preferred stock and 178 shares of Series E preferred stock;

•	in July of 2005, the Company issued 25,000,000 shares of common stock in connection with a settlement with investors valued at $27,500;

•	in August 2005, the Company issued 100,000,000 shares of common stock for $10,000 in cash;

•	in August 2005, the Company issued 51,687,720 shares of common stock in exchange for the conversion of 105 shares of Series D preferred stock and 92 shares of Series E preferred stock;

•	in August 2005, the Company issued 32,670,000 shares of common stock in exchange for the conversion of a convertible debenture of $6,370;

•	in September 2005, the Company issued 335,237,427 shares of common stock in exchange for the conversion of 630 shares of Series D preferred stock and 112 shares of Series E preferred stock; and

•	in September 2005, the Company issued 214,238,000 shares of common stock for $45,000 in cash;

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued SEPTEMBER 30, 2005

         Preferred Stock

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

          Series D Preferred Stock - There are 25,000 shares of Series D preferred stock authorized. Shares of Series D preferred stock are entitled to participate, on an as-converted basis, in any dividends declared on the common stock. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Corporation, holders of Series D preferred stock shall be entitled to share pari passu with the holders of shares of common stock in the assets of the Corporation, on an as converted basis, whether such assets are capital or surplus of any nature. Any outstanding shares of Series D preferred stock may, at the option of the holder, be converted at any time or from time to time into fully paid and nonassessable shares of common stock at the conversion rate in effect at the time of conversion, determined as provided herein, except that (1) a holder of shares of Series D preferred stock may at any given time convert only up to that number of shares of Series D preferred stock as would result in the aggregate beneficial ownership of the Company’s common stock (calculated in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of that holder and all persons affiliated with that holder not being more than 4.99% of the Company’s common stock then outstanding and (2) a holder of shares of Series D preferred stock may not convert more than half of that holder’s shares of Series D preferred stock within any 30-day period. The number of shares into which one share of Series D preferred stock is convertible will be determined by dividing (1) the sum of (A) Stated Value plus (B) an amount equal to 1% of the Stated Value multiplied by the number of months from the original issue date until the date of conversion (pro rated for any period of less than a month) by (2) the conversion price at that time. The conversion price is the lesser of (1) 70% of the closing bid price and (2) $0.0192 (the amount being 120% of the closing bid price on December 22, 2004).

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued SEPTEMBER 30, 2005

          Series E Preferred Stock - There are 3,000 shares of Series E preferred stock authorized. Shares of Series E preferred stock may, at the option of the holder, be converted into shares of common stock at the conversion rate in effect at the time of conversion. The number of shares into which one share of Series E preferred stock is convertible will be determined by dividing (1) the sum of (A) the “Stated Value” (equal to $100) plus (B) an amount equal to 1.5% of the Stated Value multiplied by the number of months from the date of issuance until the date of conversion (pro rated for any period of less than a month) by (2) the lesser of (A) $0.006 and (B) the Conversion Price at that time. For these purposes, “Conversion Price” means 70% of the Closing Bid Price, and “Closing Bid Price” on a given day means the lowest closing bid price of the common stock out of the closing bid price of the common stock on each of the five immediately preceding trading days on NASDAQ or any other principal securities price quotation system or market on which prices of the common stock are reported.

         The Company had the following transactions in its preferred stock

•	in March of 2005, the Company issued 2,724 shares of Series D preferred stock in exchange for notes payable and accrued interest of $250,340 and $22,000, respectively. The 2,724 shares of Series D preferred stock issued in this transaction can be converted into shares of the Company’s common stock at 70% of the current market price. The beneficial conversion feature resulting from this issuance amounted to $116,743 which has been recorded in the accompanying financial statements as a dividend;

•	in May of 2005, the Company issued 3,000 shares of Series E preferred stock for $300,000 in cash. In connection with this offering the Company also issued to the Series E investors 5,000 shares of its common stock for each share of Series E preferred stock purchased. The total proceeds received of $300,000 were allocated to common stock and Series E preferred stock in the amounts of $82,500 and $217,500, respectively. The 3,000 shares of Series E preferred stock issued in this transaction can be converted into shares of the Company’s common stock at 70% of the current market price. The beneficial conversion feature resulting from this issuance amounted to $211,071 which has been recorded in the accompanying financial statements as a dividend; and

•	in September of 2005, the Company issued 100 shares of Series E preferred stock for $10,000 in cash. The 100 shares of Series E preferred stock issued in this transaction can be converted into shares of the Company’s common stock at 70% of the current market price. The beneficial conversion feature resulting from this issuance amounted to $4,286 which has been recorded in the accompanying financial statements as a dividend.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

            Litigation

      As of September 30, 2005, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment, except as described below.

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

      Under a settlement agreement dated as of September 13, 2005, between the Company, Compass Capital Group, Inc., and Kentan Limited Corp., the parties agreed that the Company's debt to Compass under convertible debentures issued to Compass was $175,000 and that the Company would repay that debt in shares of Company common stock.

      The Company agreed that starting the date the settlement agreement was signed and continuing on the first day of each succeeding month, it would issue to Compass a stock certificate representing a number of shares of Company common stock equal to the lesser of (1) $11,750 divided by the discounted market value of Company common stock, as determined in accordance with a formula stated in the settlement agreement, and (2) 9.9% of the total outstanding shares of Company common stock.

      For the first such issuance, the Company issued to Compass on execution of the settlement agreement 32,760,000 shares of Company common stock, representing conversion of $6,370 of a Compass convertible debenture. On or about October 1, 2005, the Company issued to Compass 45,000,000 shares of common stock, representing conversion of $8,750.00 of a Compass convertible debenture; the Company will be making up the shortfall at the time of the next issuance under the settlement agreement. Because the Company did not then have sufficient authorized shares, the Company deferred, in accordance with the settlement agreement, the issuance required to be made on November 1, 2005.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued SEPTEMBER 30, 2005

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

            Revenues for this discontinued operation were $322,614 for the nine months ended September 30, 2004.

NOTE 7 – RELATED PARTY TRANSACTION

            The Company commenced in April 2000 utilizing an office Mr. Tilton leased under an informal agreement at $2,638 per month. The Company relocated its offices in July 2003 and currently leases for $1,500 per month, a residence owned by Mr. Tilton. Total rent expense paid to Mr. Tilton for the nine months ended September 30, 2005 and 2004 was $13,500 and $7,500, respectively.

NOTE 8 – SUBSEQUENT EVENTS

            Subsequent to September 30, 2005, the Company issued 45,000,000 shares of its common stock for the conversion of $8,775 in debt. Also see Note 4.

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

Operating Results for the Three Months Ended September 30, 2005 and 2004 (Post-conversion to a Business Development Corporation)

Portfolio Composition.

            Our primary business is investing in businesses with equity-based investments. The total portfolio value of investments in non-publicly traded securities was approximately $164,790 at fair value at September 30, 2005.

      Revenues.      Our revenues for the three months ended September 30, 2005 were $0 as compared to $0 for the same period in 2004.

     Operational Expenses.      Our operational expenses for the three months ended September 30, 2005 were $118,970 compared to $204,578 for the same period in 2004. The decrease in operational expenses is primarily due to a decrease in compensation and professional fees.

     Interest Expense and Financing Costs.       Our interest expense and financing costs for the three months ended September 30, 2005 was $30,305 compared to $304,004 during the same period in 2004. The decrease in the interest expense and financing costs is the result of the amortization of the beneficial conversion features for convertible debentures issued in early 2004 and a decrease in debentures outstanding. During the three months ended September 30, 2005, we took a charge of $27,500 to financing costs for the issuance of additional shares of common stock to certain investors.

     Net Income (Loss).       Our net loss for the three months ended September 30, 2005 was ($149,275) compared to ($508,582) for the same period in 2004. The decrease in the net loss is due to lower compensation, professional fees and amortization of the beneficial conversion feature.

Operating Results for the Nine Months Ended September 30, 2005 and 2004 (Post-conversion to a Business Development Corporation)

      Revenues.      Our revenues for the nine months ended September 30, 2005 were $0 as compared to $0 for the same period in 2004. We did however generate revenue of $322,614 during the nine months ended September 30, 2004 that are included in discontinued operations.

     Operational Expenses.      Our operational expenses for the nine months ended September 30, 2005 were $490,554 compared to $610,129 for the same period in 2004. The decrease in operational expenses is primarily due to a decrease in compensation offset by an increase in professional fees. The decrease in compensation relates to a charge taken in the first quarter of 2004 of $168,000 related to preferred stock issued to an officer and directors.

     Interest Expense and Financing Costs.       Our interest expense and financing costs for the nine months ended September 30, 2005 was $41,878 compared to $348,756 during the same period in 2004. The decrease in the interest expense and financing costs is the result of the amortization of the beneficial conversion features for convertible debentures issued in early 2004 and a decrease in debentures outstanding. During the nine months ended September 30, 2005, we took a charge of $27,500 to financing costs for the issuance of additional shares of common stock to certain investors.

     Net Income (Loss).       Our net loss for the nine months ended September 30, 2005 was ($532,432) compared to ($958,885) for the same period in 2004. The decrease in the net loss is due to lower compensation, and amortization of the beneficial conversion feature.

     Changes In Balance Sheet.       At September 30, 2005 we had current assets of $703 as compared to $306,659 at December 31, 2004, total assets of $169,132 at September 30, 2005 as compared to $367,985 at December 31, 2004, total liabilities of $418,101 at September 30, 2005 as compared to $704,924 at December 31, 2004 and stockholders’ equity (deficit) at September 30, 2005 of ($248,969) as compared to ($336,939) at December 31, 2004. The decrease in current and total assets is the result of paying for operational expenses. The decrease in total liabilities is the result of the conversion of a note payable and accrued interest into shares of Series D preferred stock and common stock, and the payment of accounts payable and accrued expenses.

     Liquidity, Capital Resources and Cash Requirements.       During the nine months ended September 30, 2005 net cash used in operating activities for the period was $585,575 which was principally used to fund our loss from operations. Net cash used for investing activities was $109,832 which was an investment in a controlled company. Net cash provided by financing activities was $389,451, principally a result of us selling 3,100 shares of Series E preferred stock for $310,000 and 314,238,000 shares of common stock for $55,000.

      As a result of the above, as of September 30, 2005, we had a cash position of $703.

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

     Private Portfolio Company Investments

      The following is a list of the private companies in which we had an investment and the cost and fair value of such securities at September 30, 2005:

Percent Ownership	Portfolio Company	Description of Business	Approximate Fair Value	Approximate Cost
100%	Online Enterprises, Inc.	On-line gaming	$164,790	$164,790

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

      As of September 30, 2005, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment.

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

      Under a settlement agreement dated as of September 13, 2005, between the Company, Compass Capital Group, Inc., and Kentan Limited Corp., the parties agreed that the Company's debt to Compass under convertible debentures issued to Compass was $175,000 and that the Company would repay that debt in shares of Company common stock.

      The Company agreed that starting the date the settlement agreement was signed and continuing on the first day of each succeeding month, it would issue to Compass a stock certificate representing a number of shares of Company common stock equal to the lesser of (1) $11,750 divided by the discounted market value of Company common stock, as determined in accordance with a formula stated in the settlement agreement, and (2) 9.9% of the total outstanding shares of Company common stock.

      For the first such issuance, the Company issued to Compass on execution of the settlement agreement 32,760,000 shares of Company common stock, representing conversion of $6,370 of a Compass convertible debenture. On or about October 1, 2005, the Company issued to Compass 45,000,000 shares of common stock, representing conversion of $8,750.00 of a Compass convertible debenture; the Company will be making up the shortfall at the time of the next issuance under the settlement agreement. Because the Company did not then have sufficient authorized shares, the Company deferred, in accordance with the settlement agreement, the issuance required to be made on November 1, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

      In September 2005, we issued to accredited investors 214,238 shares of Company common stock for a total of $45,000 in cash. These shares were exempt from registration under the Securities Act of 1933, as amended, in reliance on section 4(2) thereof. See also Item 1.

Item 3.   Defaults Upon Senior Securities

      See Item 1.

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

PHOENIX INTERESTS, INC.
Registrant

Date:	November 14, 2005	By:	/s/ James D. Tilton, Jr.
James D. Tilton, Jr. Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)