Form 10KSB
period 2005-12-31
PHOENIX INTERESTS INC
filed 2006-04-21
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
Yes   ☒           No    ☐

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained , to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act) Yes    ☐           No     ☒

   Registrant’s revenues for its most recent fiscal year (ended December 31, 2005): $26,234

   Aggregate market value of voting stock held by non-affiliates: N/A

   Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

   142,024,521 common shares were outstanding as of April 21, 2006.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.)
FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL INFORMATION

           Phoenix Interests, Inc. is a reporting company under the federal securities laws. Our shares of common stock are publicly traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “PXIT.” We were organized under the laws of Nevada on March 25, 1999.

      Our business had been purchasing, training, and selling thoroughbred horses, but on December 31, 2003, we elected to discontinue our operations and instead to focus our business on investing in small, cash-flow-positive businesses across a range of industries, the initial focus being the gaming and entertainment industries. We intended to make strategic investments in start-up, development-stage, and, in certain circumstances, distressed companies that are able to make use of new technologies and demonstrate creative thinking. Potential candidates for investment included old-line businesses such as racetracks and other traditional gaming properties, as well as online opportunities, including account-wagering projects. We were focusing our efforts on those companies in a position to capitalize on the continuing expansion of the Internet and the flow of information across traditional barriers and borders. In principle, we preferred to make investments in companies where we could acquire at least a 51% ownership interest in the outstanding capital of the portfolio company.

           Consistent with this business plan, on January 20, 2004, we filed a Form N-54 with the Securities and Exchange Commission (SEC) indicating that we wish to be regulated as a business development company under the Investment Company Act of 1940. One reason for so doing is that our proposed operating model best approximates that of an investment company. As a business development company, we were required to have at least 70% of our assets in “eligible portfolio companies.”

           Additionally, our status as a business development company allowed us to raise the additional capital necessary to allow us to implement our new business plan, in that business development companies are permitted to issue in any 12-month period, without registration under the Securities Act of 1933, shares with an aggregate offering price of up to $5 million. Consequently, on January 20, 2004, we filed a Form 1-E under the Securities Act notifying the SEC of our intent to sell under this exemption up to $5,000,000 of our common stock. On November 26, 2004, we filed a Form 2-E terminating our offering under that Form 1-E and filed a new Form 1-E. On May 9, 2005, we filed a Form 1-E under the Securities Act notifying the SEC of our intent to sell under this exemption up to $5,000,000 of our common stock. On February 16, 2006, we filed a Form 2-E terminating our offering under that Form 1-E.

           On March 31, 2006, we withdrew our election to be regulated as a business development company.

           During 2004, we formed a wholly owned subsidiary, Online Enterprises, Inc., which launched www.Barn66.com. This website is an online thoroughbred-listing service for the industry. The site allows users from around the world to buy and sell thoroughbreds privately, as well as promote public consignment sales. In addition to accepting listings of thoroughbreds, users can list for sale other industry-related services and products. During 2005, we began offering free listings as a way to promote use of the site.

           During 2005, we launched www.BetBarn66.com. This website is a member of the AmericaTab affiliate system; AmericaTab is a United States based wagering service that is owned and operated by racetracks and licensed to operate by the Oregon Racing Commission.

           These websites were representative of the kinds of transactions we expected to engage in as a business development company.

           In January of 2006, AmericaTab notified us that it was ending its affiliation by serving a six-month notice. We are exploring entering into an agreement to sell our customer base to either AmericaTab or others. We are also considering partnering with other wagering firms.

           Our business address is One RiverPoint Plaza, Suite 706, Jeffersonville, Indiana 47130, and our telephone number is (502) 584-4434.

RISK FACTORS

      We are subject to various risks that may materially harm our business, financial condition and results of operations. If any of these risks or uncertainties actually occurs, the trading price of our common stock could decline and you could lose all or part of your investment.

      We have historically lost money, and our losses may continue in the future

      We have historically lost money. As of December 31, 2005, we had had an accumulated deficit of $(5,637,599). Further such losses are likely to occur in the future, and we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. We can give no assurances that we will be successful in reaching or maintaining profitable operations.

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

      There is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages

      The report of our independent accountants on our December 31, 2005, financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding.

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

      Nevada law and our articles of incorporation may inhibit a takeover of our company that stockholders may consider favorable.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     Our executive and administrative office is located at One RiverPoint Plaza, Suite 706, Jeffersonville, Indiana 47130. These premises are owned by James D. Tilton, Jr., our chief executive officer. Through June 30, 2003, he did not charge the company any rent for our use of these premises. Starting July 1, 2003, he has charged the company $1,250 per month for its use of these premises, and during 2005 increased it to $1,500 per month.

ITEM 3. LEGAL PROCEEDINGS.

     As of December 31, 2005, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted for shareholder approval during the forth quarter of the fiscal year covered by this Report.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      A limited public market for our common stock exists on the NASDAQ Bulletin Board under the symbol “PXIT.”

      The following table sets forth the range of high and low closing prices for our common stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions. Our common stock commenced trading on November 30, 2001.

	High	Low

For the year ended December 31, 2005:
Fourth quarter	$0.0002	$0.0003
Third quarter	$0.0002	$0.0004
Second quarter	$0.0025	$0.0027
First quarter	$0.0061	$0.0062

For the year ended December 31, 2004:
Fourth quarter	$0.027	$0.018
Third quarter	$0.029	$0.009
Second quarter	$0.043	$0.013
First quarter	$0.125	$0.034

     As of April 21, 2006, there were approximately 100 record holders of our common stock.

      We have not paid any cash or other dividends on our common stock since our company was formed and we do not anticipate paying any such dividends in the foreseeable future. We intend to retain any earnings to use in our operations and to finance the expansion of our business.

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

      The following discussion should be read in conjunction with Phoenix Interests’ financial statements and the related notes included in this Form 10-KSB included elsewhere in this Annual Report.

Overview

      Phoenix Interests, Inc. was incorporated under the laws of the State of Nevada in 1999. Following its incorporation, Phoenix Interests entered into the “pinhooking” and racing of thoroughbred horses. To date, substantially all of Phoenix Interests’ revenues have been generated from the pinhooking of thoroughbred horses.

      During 2003, we discontinued all pinhooking activities and liquidated our remaining horse inventory. Going forward, we expect to generate revenues and profits when applicable from its investments in online account wagering, gaining and other various forms of legalized gambling. In March 2004, we formed a wholly owned subsidiary “Online Enterprises, Inc.” as its initial entry into online account wagering and ecommerce. Specifically, via our subsidiary Online Enterprises, Inc. we developed web sites “http://www.Barn66.com” and “http://www.BetBarn66.com,” which will allow users online to conduct live thoroughbred ecommerce and account wagering. The sites went live during November 2004 and January 2005, respectively. We are able to offer account wagering because of the affiliation we made in October 2004 with AmericaTab Ltd., an account wagering firm founded in 1999 and approved by the State of Oregon. During 2005, Barn66.com produced nominal revenue and we elected to offer its services for free to increase usage. BetBarn66.com produced revenue and showed growth during peak usage times. In January of 2006, AmericaTab notified us that it was ending its affiliation by serving a six-month notice. We are exploring entering into an agreement to sell our customer base to either AmericaTab or others. We are also considering partnering with other wagering firms.

Critical Accounting Policies

      Accrued Derivative Liability - The convertible debenture and the Series A, D and E preferred stock can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate. In accordance with SFAS No. 133, we have bifurcated the beneficial conversion features embedded in our convertible debentures and preferred stock and have recorded the fair value of these beneficial conversion features as a current liability.

      Convertible Preferred Stock - Our Series A, D and E preferred stock are presented as a current liability since we have financial instruments that are convertible into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate and we do not have enough authorized shares to satisfy the conversion of our convertible preferred stock.

      Revenue Recognition - Revenue is recognized at the time a bet is placed on our online website.

Restatement of Prior Year Financial Statements

      We have restated our previously issued 2004 consolidated financial statements for matters related to the following previously reported items: properly reflect the accounting for convertible notes, convertible preferred stock and the bifurcation of the related derivative liability pursuant to EITF Nos. 00-19, 05-02, 05-04 and SFAS No. 133; and the related income tax effects. The consolidated financial statements for 2004 have been restated to reflect the corrections.

      The net loss for 2004 was originally $1,159,857, while the 2004 restated net loss is reported as $1,078,294, a decrease in net loss of $81,563. This decrease in net loss related to the decrease in the accrued derivative liability.

      On the 2004 balance sheet, the restatement resulted in an increase in current liabilities of $2,751,502 consisting of the following: 1) the recording of the accrued derivative liability of $1,205,602 and 2) the reclassification of the Series A, D and C convertible preferred stock to a current liability which amounted to $1,545,900. In addition total stockholders’ deficit increased by $2,751,502 due to recording the beneficial conversion feature of the convertible debt and convertible preferred stock as a current liability and the reclassification of the Series A, D and E preferred stock as a current liability.

Operating Results for the Year Ended December 31, 2005 and 2004

      Revenues.      Our revenues for the year ended December 31, 2005 were $26,234 as compared to $0 for the same period in 2004. Our revenue come our Online Enterprises subsidiary which opened its web site for betting in 2005.

     Operational Expenses.      Our operational expenses for the year ended December 31, 2005 were $761,421 compared to $705,916 for the same period in 2004. The increase in operational expenses is primarily due to a decrease in compensation offset by an increase in professional fees and office expenses.

     Other Income (Expense).       Our interest expense and financing costs for the year ended December 31, 2005 was $42,695 compared to $457,577 during the same period in 2004. The decrease in the interest expense and financing costs is the result of the amortization of the beneficial conversion features for convertible debentures issued in early 2004 and a decrease in debentures outstanding.

           Change in accrued derivative liability for the year ended December 31, 2005 was $185,554 compared to $81,563 during the same period in 2004. The increase is due to the reduction in the liability due to the conversion of debentures and preferred stock during 2005.

     Net Income (Loss).       Our net loss for the year ended December 31, 2005 was ($592,328) compared to ($1,078,294) for the same period in 2004. The decrease in the net loss is due to lower compensation, and amortization of the beneficial conversion feature.

     Changes In Balance Sheet.       At December 31, 2005 we had current assets of $25,705 as compared to $306,659 at December 31, 2004, total assets of $99,011 at December 31, 2005 as compared to $367,985 at December 31, 2004, total liabilities of $3,890,599 at December 31, 2005 as compared to $3,456,426 at December 31, 2004 and stockholders’ equity (deficit) at December 31, 2005 of ($3,791,588) as compared to ($3,088,441) at December 31, 2004. The decrease in current and total assets is the result of paying for operational expenses. The increase in total liabilities is the result of the increase in convertible preferred stock which is shown as a current liability.

     Liquidity, Capital Resources and Cash Requirements.       During the year ended December 31, 2005 net cash used in operating activities for the period was $762,081 which was principally used to fund our loss from operations. Net cash used for investing activities was $38,842 which was due to the investment in our web site and purchase of equipment. Net cash provided by financing activities was $518,051, principally a result of us selling shares of Series E preferred stock for $440,000 and shares of common stock for $115,000.

      As a result of the above, as of December 31, 2005, we had a cash position of $23,787.

      We have historically financed our operations via convertible-debt and preferred-stock financing obtained from various private equity firms. These funds intend, over time, to convert their positions into shares of our common stock. This will cause significant dilution to existing shareholders.

      In the immediate future, we have no commitments or plans to finance our business. We intend to seek a merger with a larger operational enterprise, or partnering with another account wagering industry company.

Change in Number of Employees

      The Company in 2006 may hire additional employees depending upon the direction and nature of its ongoing business operations.

ITEM 7. FINANCIAL STATEMENTS.

     The financial statements of Phoenix Interests, Inc., including the notes thereto and the report of independent accountants thereon, commence at page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8a. CONTROLS AND PROCEDURES.

     Based on his evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2005, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports.

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

Name	Age	Position

James D. Tilton, Jr.	45	Chairman of the Board, Chief Executive Officer, President, and Secretary

Hiram Woo	70	Director

Peter Klamka	37	Director

      BIOGRAPHICAL INFORMATION

      James D. Tilton, Jr., has served as chairman of our board of directors, chief executive officer, president, secretary, treasurer and sole director since we were formed. Mr. Tilton has more than 10 years’ experience in the securities industry. From 1995 to 1996, he was a stockbroker at Morgan Keegan. From 1997 to 1999, he worked independently in the securities industry, specializing in corporate finance and investment banking. Mr. Tilton has been involved in the financing of private and public small-growth companies. Since January 1999, Mr. Tilton has also been TuneIn Media, Inc.’s chief executive officer and president. TuneIn Media, Inc. was an interactive media content provider and currently is a dormant company. Mr. Tilton formally resigned this position in October of 2005. Mr. Tilton is currently a director of Girasolar (OTCBB: GRSR). Mr. Tilton has a B.A. in Political Science with an emphasis in Accounting/Business from the University of Louisville.

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

      Peter Klamka has been the chairman of the board and chief executive officer of Legend Mobile, Inc. (OTCBB:LGMB.OB) since its inception in May 1997. Through its subsidiary Legend Credit, Inc., Legend Mobile develops and markets stored value cards. Mr. Klamka has been active in creating, marketing and developing various licensed products. He has also bought and sold several businesses, including Sunset Interactive Network Inc., which was sold to American Sports History Inc. (OTCBB: AMSH), and General Display Devices Inc., which was sold to Daktronics Inc. (NASDAQ: DAKT). In 1994, Mr. Klamka founded Wilshire Fragrance and served as its chief executive officer. Mr. Klamka is Chairman and Chief Executive Officer of Girasolar (OTCBB: GRSR). Mr. Klamka received his Bachelor of Arts degree from the University of Michigan.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Under section 16 of the Exchange Act, our directors and executive officers and beneficial owners of more than 10% of the our common stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in our common stock and derivative securities. Based solely on a review of those reports provided to us and written representations from those persons regarding the necessity to file any such reports, we are not aware of any failures to file reports or report transactions in a timely manner during our fiscal year ended December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following table sets forth the compensation awarded to, earned by or paid to Mr. Tilton from inception of our company (March, 1999) through December 31, 2005. We had no other officers during this period.

					Long-Term Compensation Awards
Name and Principal Position	Year	Salary		Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options

James D. Tilton, Jr. Chairman of the Board, Chief Executive Officer and President	2003	$	-(1)	$125,000(3)	$50,000(4)	-

James D. Tilton, Jr. Chairman of the Board, Chief Executive Officer and President	2004	$	-(1)	$45,000(3)	$168,000(5)	-

James D. Tilton, Jr. Chairman of the Board, Chief Executive Officer and President	2005		$180,000(1)	$-	$-	$-

(1)      In 2003 and 2004, we did not pay Mr. Tilton a regular salary. Under his employment agreement with us, in 2002 we were required to pay him an annual salary of $180,000, respectively. We agreed to pay him an annual salary of $180,000 in 2003 and 2004 but did not do so. In 2005, we agreed to pay him a salary of $180,000, as well as 2006.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table shows, as of April 21, 2006, the beneficial ownership of our common stock and preferred stock (1) by any person or group that we know beneficially owns more than 5% of the outstanding common stock or any class of preferred stock, (2) by each director and executive officer, and (3) by all directors and executive officers as a group. Unless otherwise indicated, the holders of the shares shown in this table have sole voting and investment power with respect to those shares. The address of all individuals for whom an address is not otherwise indicated is One RiverPoint Plaza, Suite 706, Jeffersonville, Indiana 47131.

Name and Address of Beneficial Owner	Number of Shares of Beneficially Owned	Class of Stock	Percentage of Class (1)
James D. Tilton, Jr.	218,798	Common	0.0015%
	218,000	Class C Preferred	95.6%

Peter Klamka, Director	5,000(2)	Common	0.00003%
	5,000	Class C Preferred	2.2%

Hiram Woo, Director	5,000(2)	Common	0.00003%
	5,000	Class C Preferred	2.2%

All directors and	228,798	Common	0.0015%
officers as a group	228,000	Class C Preferred	100.0%

(1)     Figures based on 142,024,521 shares of common stock and 228,000 shares of Class C preferred stock being outstanding as of April 21, 2006, with each share of Class C preferred stock being convertible at any time, at the option of the holder, into one share of common stock.

(2)     Consists of 5,000 shares of Class C preferred stock, each convertible at any time at the option of the holder into one share of common stock.

(3)     Consists of 218,000 shares of Class C preferred stock, each convertible at any time at the option of the holder into one share of common stock.

EQUITY COMPENSATION PLAN INFORMATION

      We currently have no equity compensation plan. Upon our electing in January 2004 to be regulated as a business development company, we discontinued our Millennium Stock Option Plan, which had been our sole compensation plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The premises housing our executive and administrative office are owned by James D. Tilton, Jr., our chief executive officer. See “Description of Property.” Starting July 1, 2003, he has charged the company $1,250 per month for our use of these premises, and during 2005 was increased to $1,500 per month.

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

ITEM 13.   EXHIBITS.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Aggregate fees billed to us for the fiscal years ended December 31, 2005 and 2004 by our principal accountants, Baum & Company, P.A. (through October 25, 2004) and Pohl, McNabola, Berg & Company (thereafter), are as follows:

	For the Years Ended December 31,
	2005	2004

Audit Fees	$18,000	$18,000
Audit-Related Fees	$16,500	$16,500
Tax Fees	$-	$-
Other Fees	$-	$-

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

PHOENIX INTERESTS, INC.
Registrant

Date:	April 21, 2006	By:	/s/ James D. Tilton, Jr.
James D. Tilton, Jr. Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

           In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Tilton, Jr. James D. Tilton, Jr. (Principal Executive Officer and Principal Accounting Officer)	Chairman President and Chief Executive Officer	April 21, 2006

/s/ Peter Klamka Peter Klamka	Director	April 21, 2006

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.) CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2005 AND 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Phoenix Interests, Inc.
Jeffersonville, Indiana

            We have audited the accompanying consolidated balance sheet of Phoenix Interests, Inc. (formerly Thoroughbred Interests, Inc.) and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

            We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Interests, Inc. and subsidiary as of December 31, 2005 and 2004, and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred a net loss of $592,328, used cash for operations of $762,081 for the year ended December 31, 2005, has an accumulated deficit of $5,637,599 as of December 31, 2005 and has a working capital deficit of $3,856,533 as of December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            As discussed in Note 8 to the consolidated financial statements, the Company has restated its consolidated financial statements for the year ended December 31, 2004 to properly reflect the accounting for convertible debentures, convertible preferred stock and related derivatives.

/s/ Pohl, McNabola, Berg & Company, LLP
Certified Public Accountants

San Francisco, California
April 7, 2006

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2005 AND 2004

	December 31, 2005	December 31, 2004
		(as restated)
Assets:
Current assets
Cash and cash equivalents	$23,787	$306,659
Accounts receivable	1,918	-

Total current assets	25,705	306,659
Other assets
Property and equipment, net of accumulated depreciation of $6,864 and $910	17,781	6,368
Website development costs, net of accumulated amortization of $19,790 and $0	55,525	54,958

Total Assets	$99,011	$367,985

Liabilities & Stockholders’ Deficit:
Current Liabilities
Convertible notes payable	$132,890	$398,540
Accounts payable and accrued expenses	187,743	224,403
Accrued compensation - related party	9,371	75,521
Capital lease obligation	8,517	3,526
Dividends payable	279,455	-
Accrued derivative liability	1,407,862	1,205,602
Preferred stock; Series A; $0.001 par value; 5,000 shares authorized; 2,656 and 3,340 shares issued and outstanding	265,600	334,000
Preferred stock; Series D convertible; $0.001 par value; 25,000 shares authorized; 11,890 and 12,119 shares issued and outstanding	1,189,000	1,211,900
Preferred stock; Series E convertible; $0.001 par value; 5,000 shares authorized; 4,018 and 0 shares issued and outstanding	401,800	-

Total current liabilities	3,882,238	3,453,492

Capital lease obligation, net of current portion	8,361	2,934

Total liabilities	3,890,599	3,456,426

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock, Series B; par value $0.001; 100,000 shares authorized;
0 and 0 shares issued and outstanding	$-	$-
Preferred stock, Series C; par value $0.001; 12,000,000 shares authorized,
228,000 shares issued and outstanding	228	228
Common stock, par value $0.001; 5,000,000,000 shares authorized;
30,176,943 and 1,044,113 shares issued and outstanding
in 2005 and 2004, respectively	30,177	1,044
Additional paid-in capital	1,815,606	1,288,289
Accumulated deficit	(5,637,599)	(4,378,002)

Total stockholders’ deficit	(3,791,588)	(3,088,441)

Total Liabilities & Stockholders’ Deficit	$99,011	$367,985

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
		(as restated)

Revenues	$26,234	$-

Operating expenses:
Compensation	180,000	258,000
Professional fees	415,561	362,251
Office expenses	47,384	8,072
Travel	22,490	41,822
Advertising	26,243	-
Depreciation and amortization	28,209	910
Equipment rental	2,343	9,809
Rent	18,000	15,000
Insurance	3,902	6,374
Utilities	605	2,510
Bank charges	664	1,168
Impairment expense	16,020	-

Total operating expenses	761,421	705,916

Loss from operations	(735,187)	(705,916)

Other income (expense)
Interest expense	(15,195)	(87,962)
Financing costs	(27,500)	(369,615)
Change in accrued derivative liability	185,554	81,563

Total other income (expense)	142,859	(376,014)

Loss before provision for income taxes	(592,328)	(1,081,930)

Provision for income taxes	-	-

Net loss from continuing operations	(592,328)	(1,081,930)
Gain from discontinued operations, net of tax	-	3,636

Net loss	(592,328)	(1,078,294)
Preferred stock dividends	(279,455)	(675,839)

Net loss attributed to common stockholders	$(871,783)	$(1,754,133)

Net loss per share attributed to common stockholders - basic and diluted:
Continuing operations	$(0.09)	$(4.13)
Discontinued operations	-	0.01

	$(0.09)	$(4.12)

Weighted average shares outstanding basic and diluted	9,433,670	425,305

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
	Preferred Stock

	Series B		Series C		Common Stock		Additional		Total
							Paid-in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit

Balance, December 31, 2003, as restated	$100	100,000	$-	-	$154	154,220	$349,432	$(2,623,869)	$(2,274,183)
Common stock issued for consulting services					5	5,000	4,995		5,000
Common stock issued for conversion of debt					508	507,855	383,952		384,460
Common stock issued for conversion of accrued interest					7	7,238	3,793		3,800
Common stock issued to redeem Series A preferred stock					220	219,800	115,780		116,000
Exchange of Series B preferred stock for Series C preferred stock and issuance of Series C preferred stock for services	(100)	(100,000)	228	228,000			177,772		178,000
Value of beneficial conversion feature in connection with issuance of convertible debt							369,615		369,615
Value of beneficial conversion feature in connection with issuance of Series D preferred stock								(560,636)	(560,636)
Common stock issued with Series D preferred stock					150	150,000	(150)		-
Payment of commissions and offering expenses							(117,000)		(117,000)
Accrued preferred stock dividends								(115,203)	(115,203)
Net loss								(1,078,294)	(1,078,294)

Balance, December 31, 2004, as restated	-	-	228	228,000	1,044	1,044,113	1,288,289	(4,378,002)	(3,088,441)
Common stock issued for settlement with investors					500	500,000	27,000		27,500
Common stock issued for conversion of debt					3,891	3,891,221	38,219		42,110
Common stock issued to redeem Series A preferred stock					391	390,828	68,009		68,400
Value of beneficial conversion feature in connection with issuance of Series D & E preferred stock								(387,814)	(387,814)
Common stock issued with Series E preferred stock					300	300,000	(300)		-
Proceeds from the sale of common stock					14,285	14,284,760	100,715		115,000
Payment of commissions and offering expenses							(30,000)		(30,000)
Conversion of Series D preferred stock to common stock					7,644	7,643,619	287,569		295,240
Conversion of Series E preferred stock to common stock					2,122	2,122,402	36,078		38,200
Accrued preferred stock dividends								(279,455)	(279,455)
Net loss								(592,328)	(592,328)

Balance, December 31, 2005	$-	-	$228	228,000	$30,177	30,176,943	$1,815,606	$(5,637,599)	$(3,791,588)

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
	For the years ended December 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(592,328)	$(1,078,294)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	28,209	910
Common stock issued for consulting services	-	5,000
Preferred stock issued to officer and directors for compensation	-	178,000
Common stock issued for settlement with investors	27,500	-
Debentures issued for services	-	105,000
Amortization of beneficial conversion feature	-	369,615
Change in accrued derivative liability	(185,554)	(81,563)
Impairment expense	16,020	-
Changes in operating assets and liabilities:
Accounts receivable	(1,918)	-
Accounts payable and accrued expenses	12,140	25,144
Accrued compensation - related party	(66,150)	(124,479)

Net cash used in operating activities	(762,081)	(600,667)

Cash flows from investing activities:
Payment of website development costs	(20,357)	(54,958)
Payment for property and equipment	(18,485)	-

Net cash used in investing activities	(38,842)	(54,958)

Cash flows from financing activities:
Proceeds from sale of convertible debentures	-	340,000
Proceeds from sale of Class D preferred stock	-	708,750
Proceeds from sale of Class E preferred stock	440,000	-
Proceeds from sale of common stock	115,000	41,250
Offering costs	(30,000)	(117,000)
Payment of preferred stock dividends	-	(66,528)
Stockholder loan, net	-	18,474
Payment of capital lease obligation	(6,949)	(818)

Net cash provided by financing activities	518,051	924,128

Net (decrease) increase in cash and cash equivalents	(282,872)	268,503
Cash and cash equivalents beginning of year	306,659	38,156

Cash and cash equivalents end of year	$23,787	$306,659

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,641	$210
Income taxes paid	$-	$-

Supplemental Non-Cash Investing and Financing Activities:
Capital lease obligation	$17,367	$7,278
Conversion of debentures/notes payable to common stock	$41,620	$309,060
Issuance of debentures as payment for accrued dividends	$-	$240,000
Conversion of debenture to Series D preferred stock	$250,340	$-
Conversion of Series A, D & E preferred stock to common stock	$507,842	$-

The accompanying notes are an integral part of these financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

           Phoenix Interests, Inc. (the “Company”) was organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc. Effective May 18, 2004, the Company changed its name to Phoenix Interests, Inc. The Company’s prior business operations consisted of purchasing, training and selling of thoroughbred horses. As of December 31, 2003, the Company liquidated its entire inventory of thoroughbred horses. On January 20, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company’s common stock. On March 14, 2006, the Company filed a Definitive Information Statement with the Securities and Exchange Commission to withdraw as a business development company under the Investment Company Act of 1940. The financial statements for the years ended December 31, 2005 and 2004 have not been presented in a business development company format.

Going Concern

           The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the year ended December 31, 2005 of $592,328, used cash for operating activities of $762,081 for the year ended December 31, 2005 and at December 31, 2005, had an accumulated deficit of $5,637,599 and a working capital deficit of $3,856,533. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that it can continue to raise equity financing to support its operations.

Stock Splits

           On January 7, 2004, the Company affected a one-for-ten reverse stock split of its common stock. On January 20, 2006, the Company authorized a one for fifty reverse stock split of its common stock. All share information for common shares has been retroactively restated for these two reverse stock splits.

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

Stock Based Compensation

           SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees. There were no stock options granted for the years ended December 31, 2005 and 2004.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Use of Estimates

           The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2005, the Company used estimates in determining accrued expenses, the value of stock based compensation issued for services and the value of the accrued derivative liability. Actual results could differ from these estimates.

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

Concentration of Credit Risk

           Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. The Company derived 100% of its revenue through AmericaTab.

Property and Equipment

           Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 2-5 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations. Depreciation expense for property and equipment for the years ended December 31, 2005 and 2004 was $8,419 and $910, respectively. During the year ended December 31, 2005, the Company took an impairment expense of $16,020 related to the write off of certain equipment.

Web Development Costs

           Website development costs are for the development of the Company’s Online Enterprises, Inc. subsidiary’s Internet website. These costs have been capitalized when acquired and installed, and will be amortized over three years once placed in service. The Company accounts for these costs in accordance with EITF 00-2, “Accounting for Website Development Costs,” which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Website development costs will be amortized over 36 months. Amortization began in 2005 when the website is placed in service. Amortization expense for web development costs for the years ended December 31, 2005 and 2004 was $19,790 and $0, respectively.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Impairment of Long-Lived Assets

           In accordance with Statement No. 144, long-lived assets, such as property, equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Organization Costs

           The Company has incurred various expenditures in the formation of its corporate and organizational structure. In accordance with SOP 98-5 these costs were expensed as incurred.

Accrued Derivative Liability

           The convertible debenture and the Series A, D and E preferred stock can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate. In accordance with SFAS No. 133, the Company has bifurcated the beneficial conversion features embedded in its convertible debentures and preferred stock and has recorded the fair value of these beneficial conversion features as a current liability.

Convertible Preferred Stock

           The Company’s Series A, D and E preferred stock are presented as a current liability since the Company has financial instruments that are convertible into common stock at a conversion price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate and the Company does not have enough authorized shares to satisfy the conversion of its convertible preferred stock.

Revenue Recognition

           Revenue is recognized at the time a bet is placed on the Company’s online website.

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

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Earnings (Loss) Per Share

           The Company reports earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2005 and 2004 because the effect would have been anti-dilutive:

	2005	2004
Common stock issuable upon conversion of notes payable	13,629,744	819,718

Comprehensive Loss

           SFAS No. 130, “Reporting Comprehensive Loss,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the year ended December 31, 2005 and 2004, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive loss has not been included herein.

Reclassification

           Certain reclassifications have been made to the 2004 balances to conform to the 2005 presentation.

Recently Issued Accounting Pronouncements

           In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

           In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

           In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) will not impact the consolidated financial statements as the Company has not granted any equity instruments to employees.

           In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6.”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

NOTE 2 – RELATED PARTY TRANSACTIONS

            The Company commenced in April 2000 utilizing an office Mr. Tilton leased under an informal agreement at $2,638 per month. The Company relocated its offices in July 2003 and currently leases for $1,500 per month, a residence owned by Mr. Tilton. In review of this transaction, disclosure pursuant to FASB 13 is not required since the Company has no legal commitment for future payment of rent. The Company in the normal course of its business operates in conjunction with its CEO in various business dealings. In order to achieve certain economic savings, the Company in certain horse-related transactions such as boarding, training, insurance coverage operated under the name of its CEO. Total rent expense paid to Mr. Tilton for the years ended December 31, 2005 and 2004 was $18,000 and $15,000, respectively.

               In 2003, the Company paid its CEO a $125,000 advance. In December 2003, the Company issued to its CEO, as compensation 100,000 shares of its Series B preferred stock valued at $50,000. In January 2004, these shares were exchanged for 218,000 shares of Series C convertible preferred stock valued at $168,000. At December 31, 2005, the Company reflected an accrual for unpaid officer compensation of $9,371.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

         The Company has the following convertible debentures outstanding as of December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004

Augustine Fund, LP, bears interest at 8% per annum, convertible to common stock at a price equal to 70% of the closing bid price. The debenture matured on December 31, 2004 and on March 10, 2005 Augustine exchanged their debenture and accrued interest totaling $272,340 for 2,724 shares of Series D preferred stock.	$-	$250,340
Compass Capital Group, bears interest at 8% per annum, convertible to common stock at a price equal to 65% of the closing bid price. The debenture matured on January 1, 2005 and in September 2005 the Company settled with Compass allowing it to convert $11,750 per month.	132,890	148,200

Totals	$132,890	$398,540

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

         During the year ended December 31, 2004, the Company issued three convertible notes payable for an aggregate of $665,000 that allows the holder to convert the debt into shares of the Company’s common stock at discounts ranging from 35% to 50%. The beneficial conversion feature associated with this debt amounted to $369,615 which was amortized over the life of the respective notes payable. As of December 31, 2004, the entire discount of $369,615 has been amortized to financings costs in the accompanying statements of operations.

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

         On January 7, 2004, the Company affected a one-for-ten reverse stock split of its common stock. On January 20, 2006, the Company authorized a one for fifty reverse stock split of its common stock. All share information for common shares has been retroactively restated for these two reverse stock splits.

         Common Stock

         The Company had the following transactions in its common stock:

         •      in February and March 2004, the Company issued 124,089 shares of common stock to holders of notes payable for the conversion of $183,120 in notes payable.

         •      in February 2004, the Company issued 1,800 shares of common stock in exchange for shares for Series A preferred stock.

         •      in March 2004, the Company issued 5,000 shares of common stock to a consultant for services valued at $5,000.

         •      in April and June 2004, the Company issued 104,290 shares of common stock to holders of notes payable for the conversion of $67,340 in notes payable.

         •      in April 2004, the Company issued 20,000 shares of common stock in exchange for shares for Series A preferred stock.

         •      in September 2004, the Company issued 105,000 shares of common stock to holders of notes payable for the conversion of $58,600 in notes payable.

         •      in August 2004, the Company issued 68,000 shares of common stock in exchange for shares for Series A preferred stock.

         •      in October and December 2004, the Company issued 174,476 shares of common stock to holders of notes payable for the conversion of $75,400 in notes payable.

         •      in December 2004, the Company issued 7,238 shares of common stock as payment for $3,800 of accrued interest.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

         •      in November and December 2004, the Company issued 130,000 shares of common stock in exchange for shares for Series A preferred stock.

         •      in December 2004, the Company sold 150,000 shares of common stock for $41,250 in cash.

         •      in February of 2005, the Company issued 46,000 shares of common stock in exchange for the conversion of 184 shares of Series A preferred stock;

         •      in February of 2005, the Company issued 357,195 shares of common stock in exchange for the conversion of 1,000 shares of Series D preferred stock;

         •      in April of 2005, the Company issued 17,245 shares of common stock in exchange for the conversion of 40 shares of Series D preferred stock;

         •      in April of 2005, the Company issued 344,828 shares of common stock in exchange for the conversion of 500 shares of Series A preferred stock;

         •      in April of 2005, the Company issued 53,855 shares of common stock in exchange for the conversion of 80 shares of Series D preferred stock;

         •      in May of 2005, the Company issued 580,000 shares of common stock in exchange for the conversion of 928 shares of Series D preferred stock;

         •      in May of 2005, the Company issued 300,000 shares of common stock in connection with an offering of its Series E preferred stock;

         •      in June of 2005, the Company issued 63,180 shares of common stock in exchange for the conversion of 79 shares of Series D preferred stock.

         •      in July 2005, the Company issued 710,000 shares of common stock in exchange for the conversion of 61 shares of Series D preferred stock and 178 shares of Series E preferred stock;

         •      in July 2005, the Company issued 500,000 shares of common stock in connection with a settlement with investors valued at $27,500;

         •      in August 2005, the Company issued 2,000,000 shares of common stock for $10,000 in cash;

         •      in August 2005, the Company issued 1,033,754 shares of common stock in exchange for the conversion of 105 shares of Series D preferred stock and 92 shares of Series E preferred stock;

         •      in August 2005, the Company issued 653,400 shares of common stock in exchange for the conversion of a convertible debenture of $6,370;

         •      in September 2005, the Company issued 6,704,749 shares of common stock in exchange for the conversion of 630 shares of Series D preferred stock and 112 shares of Series E preferred stock;

         •      in September 2005, the Company issued 4,284,760 shares of common stock for $45,000 in cash;

         •      in October 2005, the Company issued 900,000 shares of common stock in exchange for the conversion of a convertible debenture of $8,775;

         •      in October 2005, the Company sold 8,000,000 shares of common stock for $70,000 in cash;

         •      in November 2005, the Company issued 99,048 shares of common stock in exchange for the conversion of 10 shares of Series D preferred stock;

         •      in November 2005, the Company issued 1,132,692 shares of common stock in exchange for the conversion of a convertible debenture of $14,725;

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

         •      in December 2005, the Company issued 146,996 shares of common stock in exchange for the conversion of 20 shares of Series D preferred stock; and

         •      in December 2005, the Company issued 1,205,128 shares of common stock in exchange for the conversion of a convertible debenture of $11,750;

         Preferred Stock

          The Company has debt and equity instruments that can be converted into common stock at a conversion prices that are a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate. Therefore, the Series A, D and E Preferred Stock which can be converted into shares of common stock are shown in the accompanying consolidated balance sheet as a current liability.

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

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

          Series E Preferred Stock - There are 5,000 shares of Series E preferred stock authorized. Shares of Series E preferred stock may, at the option of the holder, be converted into shares of common stock at the conversion rate in effect at the time of conversion. The number of shares into which one share of Series E preferred stock is convertible will be determined by dividing (1) the sum of (A) the “Stated Value” (equal to $100) plus (B) an amount equal to 1.5% of the Stated Value multiplied by the number of months from the date of issuance until the date of conversion (pro rated for any period of less than a month) by (2) the lesser of (A) $0.006 and (B) the Conversion Price at that time. For these purposes, “Conversion Price” means 70% of the Closing Bid Price, and “Closing Bid Price” on a given day means the lowest closing bid price of the common stock out of the closing bid price of the common stock on each of the five immediately preceding trading days on NASDAQ or any other principal securities price quotation system or market on which prices of the common stock are reported.

         The Company had the following transactions in its preferred stock:

         •      in January 2004, the Company’s CEO James Tilton exchanged 100,000 shares of Series B preferred stock into 218,000 shares of Series C preferred stock and recorded an additional expense associated with this exchange of $168,000;

         •      in January 2004, the Company issued 5,000 shares of Series C preferred stock to each of its two newly appointed board members and recognized an expense of $10,000;

         •      in December 2004, the Company issued 7,500 shares of Series D preferred stock for $708,750 in cash. The 7,500 shares of Series D preferred stock issued in this transaction can be converted into shares of the Company’s common stock at 70% of the current market price. The beneficial conversion feature resulting from this issuance amounted to $362,679 which has been recorded in the accompanying financial statements as a dividend;

         •      in December 2004, the Company issued 4,619 shares of Series D preferred stock in exchange for $461,900 of notes payable The 4,619 shares of Series D preferred stock issued in this transaction can be converted into shares of the Company’s common stock at 70% of the current market price. The beneficial conversion feature resulting from this issuance amounted to $197,957 which has been recorded in the accompanying financial statements as a dividend.

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

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

         •      in November and December of 2005, the Company issued 1,300 shares of Series E preferred stock for $130,000 in cash. The 1,300 shares of Series E preferred stock issued in this transaction can be converted into shares of the Company’s common stock at 70% of the current market price. The beneficial conversion feature resulting from this issuance amounted to $55,714 which has been recorded in the accompanying financial statements as a dividend.

         Stock Option Plan

          The Board of Directors has approved The Millennium Stock Option Plan effective as of January 3, 2000 to compensate executives, key management personnel and consultants of the Company. The plan document has authorized a maximum of 10,000,000 shares of common stock to be optioned at an exercise price to be determined by the Company. In the case of the incentive stock option the exercise price shall not be less than 100% of the fair market value of the shares on the date the option is granted. The stock options are exercisable no sooner than six months nor more than ten years from the date it is granted. The fair market value of common stock options granted will be reflected as compensation issued. In January 2004 the Millennium Stock Option Plan was discontinued.

          The following table summarizes the options outstanding:

	Shares	Weighted Average Exercise Price
Balance, December 31, 2003	3,000,000	$0.10
Canceled	(3,000,000)	(0.10)

Balance, December 31, 2004	-	-
Canceled	-	-

Balance, December 31, 2005	-	$-

NOTE 5 – INCOME TAXES

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2005 are as follows:

December 31, 2005

Deferred tax assets:
Federal net operating loss	$1,382,000
State net operating loss	208,000

Total deferred tax assets	1,590,000
Less valuation allowance	(1,590,000)

$-

            At December 31, 2005, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $4,060,000 and $4,152,000, respectively. NOLs could, if unused, expire in varying amounts in the years 2017 through 2019.

            The valuation allowance increased by $221,000 and $433,000 during 2005and 2004, respectively. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2005 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

            The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2005 and 2004 is as follows:

	2005		2004

Federal income tax rate	(34.0%	)	(34.0%	)
State tax, net of federal benefit	(5.0%	)	(5.0%	)
Increase in valuation allowance	39.0%		39.0%

Effective income tax rate	0.0%		0.0%

            Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

            Leases

            The Company leases an auto and certain equipment under capital lease obligations. Future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

Capital Leases

Years ending December 31,
2006	$9,808
2007	6,725
2008	2,241

Net minimum lease payments	18,774

Less amount representing interest	(1,896)

Present value of net minimum lease payments	16,878
Less: Current portion	(8,517)

Long-term portion	$8,361

            Included in property and equipment is capitalized lease equipment of $24,645 with accumulated amortization of $6,864 at December 31, 2005.

            Litigation

            The Company may be named as a defendant in legal actions arising from its normal operations, and from time-to-time is presented with claims for damages arising out of its actions. The management of the Company anticipates that any damages or expenses it may incur in connection with these actions, individually and collectively, will not have a material adverse effect on the Company. As of December 31, 2005, the Company was not a named party to any pending legal proceedings, other than routine litigation deemed incidental to our business.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 7 – DISCONTINUED OPERATIONS

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

NOTE 8 – RESTATEMENT OF FINANCIAL STATEMENTS

            The Company has restated its previously issued 2004 consolidated financial statements for matters related to the following previously reported items: properly reflect the accounting for convertible notes, convertible preferred stock and the bifurcation of the related derivative liability pursuant to EITF Nos. 00-19, 05-02, 05-04 and SFAS No. 133; and the related income tax effects. The accompanying consolidated financial statements for 2004 have been restated to reflect the corrections.

            Year Ended ended December 31, 2004:

            The following is a summary of the restatements for the year ended December 31, 2004:

Net change in accrued derivative liability	$81,563

$81,563

            The following is a summary of the restatements for the year ended December 31, 2004:

Income tax effect of restatement	$-

Total reduction of 2004 net loss	$81,563

            The effect on the Company’s previously issued 2004 financial statements are summarized as follows:

	Previously Reported	Increase/ (Decrease)	Restated

Balance Sheet:
Total Assets	$367,985	$-	$367,985
Accrued derivative liability	$-	$1,205,602	$1,205,602
Total current liabilities	$701,990	$2,751,502	$3,453,492
Total liabilities	$704,924	$2,751,502	$3,456,426
Additional paid-in capital	$4,059,004	$(2,770,715)	$1,288,289
Accumulated deficit	$(4,459,565)	$81,563	$(4,378,002)
Total stockholder’s deficit	$(336,939)	$(2,751,502)	$(3,088,441)

Statement of Operations:
Change in accrued derivative liability	$-	$81,563	$81,563
Total other income (expenses)	$(457,577)	$81,563	$(376,014)
Net loss	$(1,159,857)	$81,563	$(1,078,294)
Net loss attributed to common stockholders	$(1,835,696)	$81,563	$(1,754,133)
Net loss per share	$(4.31)	$0.19	$(4.12)

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

            The net loss for 2004 was originally $1,159,857, while the 2004 restated net loss is reported as $1,078,294, a decrease in net loss of $81,563. This decrease in net loss related to the decrease in the accrued derivative liability.

            On the 2004 balance sheet, the restatement resulted in an increase in current liabilities of $2,751,502 consisting of the following: 1) the recording of the accrued derivative liability of $1,205,602 and 2) the reclassification of the Series A, D and C convertible preferred stock to a current liability which amounted to $1,545,900. In addition total stockholders’ deficit increased by $2,751,502 due to recording the beneficial conversion feature of the convertible debt and convertible preferred stock as a current liability and the reclassification of the Series A, D and E preferred stock as a current liability.

            Three Months Ended ended March 31, 2005:

            The following is a summary of the restatements for the three months ended March 31, 2005:

Net change in accrued derivative liability	$109,083

$109,083

            The following is a summary of the restatements for the three months ended March 31, 2005:

Income tax effect of restatement	$-

Total reduction of net loss	$109,083

            The effect on the Company’s previously issued March 31, 2005 financial statements are summarized as follows:

	Previously Reported	Increase/ (Decrease)	Restated

Balance Sheet:
Total Assets	$137,595	$-	$137,595
Accrued derivative liability	$-	$1,213,262	$1,213,262
Total current liabilities	$392,994	$2,913,162	$3,306,156
Total liabilities	$395,299	$2,913,162	$3,308,461
Additional paid-in capital	$4,427,928	$(3,021,702)	$1,406,226
Accumulated deficit	$(4,769,413)	$190,646	$(4,578,767)
Total stockholder’s deficit	$(257,704)	$(2,913,162)	$(3,170,866)

Statement of Operations:
Change in accrued derivative liability	$-	$109,083	$109,083
Total other income (expenses)	$(8,440)	$109,083	$100,643
Net loss	$(174,169)	$109,083	$(65,086)
Net loss attributed to common stockholders	$(309,848)	$109,083	$(200,765)
Net loss per share	$(0.25)	$0.09	$(0.16)

            The net loss for the three months ended March 31, 2005 was originally $174,169, while the restated net loss for the three months ended March 31, 2005 is reported as $65,086, a decrease in net loss of $109,083. This decrease in net loss related to the decrease in the accrued derivative liability.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

            On the March 31, 2005 balance sheet, the restatement resulted in an increase in current liabilities of $2,913,162 consisting of the following: 1) the recording of the accrued derivative liability of $1,213,262 and 2) the reclassification of the Series A, D and C convertible preferred stock to a current liability which amounted to $1,699,900. In addition total stockholders’ deficit increased by $2,913,162 due to recording the beneficial conversion feature of the convertible debt and convertible preferred stock as a current liability and the reclassification of the Series A, D and E preferred stock as a current liability.

            Six Months Ended ended June 30, 2005:

            The following is a summary of the restatements for the six months ended June 30, 2005:

Net change in accrued derivative liability	$187,807

$187,807

            The following is a summary of the restatements for the six months ended June 30, 2005:

Income tax effect of restatement	$-

Total reduction of net loss	$187,807

            The effect on the Company’s previously issued June 30, 2005 financial statements are summarized as follows:

	Previously Reported	Increase/ (Decrease)	Restated

Balance Sheet:
Total Assets	$163,325	$-	$163,325
Accrued derivative liability	$-	$1,345,609	$1,345,609
Total current liabilities	$344,616	$3,182,809	$3,527,425
Total liabilities	$345,953	$3,182,809	$3,528,762
Additional paid-in capital	$4,871,041	$(3,300,474)	$1,570,567
Accumulated deficit	$(5,205,408)	$269,370	$(4,936,038)
Total stockholder’s deficit	$(182,628)	$(3,182,809)	$(3,365,437)

Statement of Operations:
Change in accrued derivative liability	$-	$187,807	$187,807
Total other income (expenses)	$(11,573)	$187,807	$176,234
Net loss	$(383,157)	$187,807	$(195,350)
Net loss attributed to common stockholders	$(745,843)	$187,807	$(558,036)
Net loss per share	$(0.44)	$0.11	$(0.33)

            The net loss for the six months ended June 30, 2005 was originally $383,157, while the restated net loss for the six months ended June 30, 2005 is reported as $195,350, a decrease in net loss of $187,807. This decrease in net loss related to the decrease in the accrued derivative liability.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

            On the June 30, 2005 balance sheet, the restatement resulted in an increase in current liabilities of $3,182,809 consisting of the following: 1) the recording of the accrued derivative liability of $1,345,609 and 2) the reclassification of the Series A, D and C convertible preferred stock to a current liability which amounted to $1,837,200. In addition total stockholders’ deficit increased by $3,182,809 due to recording the beneficial conversion feature of the convertible debt and convertible preferred stock as a current liability and the reclassification of the Series A, D and E preferred stock as a current liability.

            Nine Months Ended ended September 30, 2005:

            The following is a summary of the restatements for the nine months ended September 30, 2005:

Net change in accrued derivative liability	$224,032

$224,032

            The following is a summary of the restatements for the nine months ended September 30, 2005:

Income tax effect of restatement	$-

Total reduction of net loss	$224,032

            The effect on the Company’s previously issued September 30, 2005 financial statements are summarized as follows:

	Previously Reported	Increase/ (Decrease)	Restated

Balance Sheet:
Total Assets	$169,132	$-	$169,132
Accrued derivative liability	$-	$1,313,670	$1,313,670
Total current liabilities	$418,101	$3,043,070	$3,461,171
Total liabilities	$418,101	$3,043,070	$3,461,171
Additional paid-in capital	$4,179,865	$(2,421,515)	$1,758,350
Accumulated deficit	$(5,374,905)	$305,595	$(5,069,310)
Total stockholder’s deficit	$(248,969)	$(3,043,070)	$(3,292,039)

Statement of Operations:
Change in accrued derivative liability	$-	$224,032	$224,032
Total other income (expenses)	$(41,878)	$224,032	$182,154
Net loss	$(532,432)	$224,032	$(308,400)
Net loss attributed to common stockholders	$(915,340)	$224,032	$(691,308)
Net loss per share	$(0.25)	$0.06	$(0.19)

            The net loss for the nine months ended September 30, 2005 was originally $532,432, while the restated net loss for the nine months ended September 30, 2005 is reported as $308,400, a decrease in net loss of $224,032. This decrease in net loss related to the decrease in the accrued derivative liability.

            On the September 30, 2005 balance sheet, the restatement resulted in an increase in current liabilities of $3,043,070 consisting of the following: 1) the recording of the accrued derivative liability of $1,313,670 and 2) the reclassification of the Series A, D and C convertible preferred stock to a current liability which amounted to $1,729,400. In addition total stockholders’ deficit increased by $3,043,070 due to recording the beneficial conversion feature of the convertible debt and convertible preferred stock as a current liability and the reclassification of the Series A, D and E preferred stock as a current liability.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 9 – SUBSEQUENT EVENTS

            Subsequent to December 31, 2005, the Company:

         •      issued 67,816,886 shares of common stock in exchange for the conversion of 1,501 shares of Series D preferred stock; and

         •      issued 10,519,230 shares of common stock in exchange for the conversion of a convertible debenture of $27,350.