Form 10QSB
period 2006-03-31
PHOENIX INTERESTS INC
filed 2006-05-22
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

     State the number of shares outstanding of each of the issuer's classes of common equity. As of May 22, 2006 - 244,903,758 shares of common stock.

     Transitional Small Business Disclosure Format (check one) Yes    ☐           No    ☒

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.)
FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2006

PART I   FINANCIAL INFORMATION

Item I.   Financial Statements

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) CONSOLIDATED BALANCE SHEETS MARCH 31, 2006 AND DECEMBER 31, 2005

	March 31, 2006	December 31, 2005
	(unaudited)
Assets:
Current assets
Cash and cash equivalents	$-	$23,787
Accounts receivable	337	1,918

Total current assets	337	25,705
Other assets
Property and equipment, net of accumulated depreciation of $8,642 and $6,864	16,003	17,781
Website development costs, net of accumulated amortization of $26,066 and $19,790	49,249	55,525

Total Assets	$65,589	$99,011

Liabilities & Stockholders’ Deficit:
Current Liabilities
Cash overdraft	$18,909	$-
Convertible notes payable	105,540	132,890
Accounts payable and accrued expenses	224,062	187,743
Accrued compensation - related party	-	9,371
Capital lease obligation	7,708	8,517
Dividends payable	219,697	279,455
Accrued derivative liability	1,355,475	1,407,862
Preferred stock; Series A; $0.001 par value; 5,000 shares authorized; 2,656 shares issued and outstanding	265,600	265,600
Preferred stock; Series D convertible; $0.001 par value; 25,000 shares authorized; 11,249 and 11,890 shares issued and outstanding	1,124,900	1,189,000
Preferred stock; Series E convertible; $0.001 par value; 5,000 shares authorized; 4,768 and 4,018 shares issued and outstanding	476,800	401,800

Total current liabilities	3,798,691	3,882,238

Capital lease obligation, net of current portion	6,877	8,361

Total liabilities	3,805,568	3,890,599

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock, Series B; par value $0.001; 100,000 shares authorized;
0 and 0 shares issued and outstanding	$-	$-
Preferred stock, Series C; par value $0.001; 12,000,000 shares authorized,
228,000 shares issued and outstanding	228	228
Common stock, par value $0.001; 5,000,000,000 shares authorized;
112,075,244 and 30,176,957 shares issued and outstanding
in 2006 and 2005, respectively	112,075	30,177
Additional paid-in capital	1,925,186	1,815,606
Accumulated deficit	(5,777,468)	(5,637,599)

Total stockholders’ deficit	(3,739,979)	(3,791,588)

Total Liabilities & Stockholders’ Deficit	$65,589	$99,011

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (Unaudited)

	2006	2005
		(as restated)

Revenues	$7,227	$-

Operating expenses:
Compensation	45,000	45,000
Professional fees	58,073	99,817
Office expenses	7,003	7,590
Travel	4,800	4,890
Depreciation and amortization	8,054	909
Equipment rental	-	1,508
Rent	4,500	4,500
Insurance	1,120	1,240
Utilities	175	125
Bank charges	138	150

Total operating expenses	128,863	165,729

Loss from operations	(121,636)	(165,729)

Other income (expense)
Interest expense	(390)	(8,440)
Change in accrued derivative liability	99,492	109,083

Total other income (expense)	99,102	100,643

Loss before provision for income taxes	(22,534)	(65,086)

Provision for income taxes	-	-

Net loss	(22,534)	(65,086)
Preferred stock payments	(117,335)	(135,679)

Net loss attributed to common stockholders	$(139,869)	$(200,765)

Net loss per share attributed to common stockholders - basic and diluted	$(0.00)	$(0.16)

Weighted average shares outstanding basic and diluted	67,745,369	1,241,231

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2006 (unaudited)
	Preferred Stock

	Series B		Series C		Common Stock		Additional		Total
							Paid-in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit

Balance, December 31, 2005	-	-	228	228,000	30,177	30,176,957	1,815,606	(5,637,599)	(3,791,588)
Common stock issued for conversion of debt					10,519	10,519,230	16,831		27,350
Common stock issued for conversion of Series D preferred stock and of Series D payments					71,379	71,379,057	92,749		164,128
Value of beneficial conversion feature of Series E preferred stock issued								(47,105)	(47,105)
Accrued preferred stock dividends								(70,230)	(70,230)
Net loss								(22,534)	(22,534)

Balance, March 31, 2006	$-	-	$228	228,000	$112,075	112,075,244	$1,925,186	$(5,777,468)	$(3,739,979)

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (Unaudited)
	For the three months ended March 31,
	2006	2005
		(as restated)

Cash flows from operating activities:
Net loss	$(22,534)	$(65,086)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	8,054	909
Change in accrued derivative liability	(99,492)	(109,083)
Changes in operating assets and liabilities:
Prepaid expenses	-	(16,667)
Accounts receivable	1,581	-
Accounts payable and accrued expenses	36,319	(10,864)
Accrued compensation - related party	(9,371)	(44,799)

Net cash used in operating activities	(85,443)	(245,590)

Cash flows from investing activities:
Payment for website development costs	-	(49,891)

Net cash used in investing activities	-	(49,891)

Cash flows from financing activities:
Cash overdraft, net	18,909	-
Proceeds from sale of Class E preferred stock	75,000	-
Preferred stock payments	(29,960)	-
Payment of capital lease obligation	(2,293)	(558)

Net cash provided by (used in) financing activities	61,656	(558)

Net decrease in cash and cash equivalents	(23,787)	(296,039)
Cash and cash equivalents beginning of period	23,787	306,659

Cash and cash equivalents end of period	$-	$10,620

Supplemental Disclosure of Cash Flow Information:
Interest paid	$390	$469
Income taxes paid	$-	$-

Supplemental Non-Cash Investing and Financing Activities:
Capital lease obligation	$17,367	$-
Conversion of debentures/notes payable to common stock	$27,350	$-
Conversion of Series D dividends to common stock	$100,028	$-
Conversion of Series A, D & E preferred stock to common stock	$64,100	$272,340

The accompanying notes are an integral part of these financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2006 AND 2005

NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements for the years ended December 31, 2005 and 2004 and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC . The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

Organization

           Phoenix Interests, Inc. (the “Company”) was organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc. Effective May 18, 2004, the Company changed its name to Phoenix Interests, Inc. The Company’s prior business operations consisted of purchasing, training and selling of thoroughbred horses. As of December 31, 2003, the Company liquidated its entire inventory of thoroughbred horses. On January 20, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company’s common stock. On March 14, 2006, the Company filed a Definitive Information Statement with the Securities and Exchange Commission to withdraw as a business development company under the Investment Company Act of 1940. The financial statements for the three months ended March 31, 2006 and 2005 have not been presented in a business development company format.

Going Concern

           The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the three months ended March 31, 2006 of $22,534, used cash for operating activities of $85,443 for the three months ended March 31, 2006 and at March 31, 2006, had an accumulated deficit of $5,777,468 and a working capital deficit of $3,798,354. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that it can continue to raise equity financing to support its operations.

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

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Stock Based Compensation

           The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were no stock options granted during the three months ended March 31, 2006 and 2005.

Use of Estimates

           The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of March 31, 2006, the Company used estimates in determining accrued expenses, the value of stock based compensation issued for services and the value of the accrued derivative liability. Actual results could differ from these estimates.

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

Web Development Costs

           Website development costs are for the development of the Company’s Online Enterprises, Inc. subsidiary’s Internet website. These costs have been capitalized when acquired and installed, and will be amortized over three years once placed in service. The Company accounts for these costs in accordance with EITF 00-2, “Accounting for Website Development Costs,” which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Website development costs will be amortized over 36 months. Amortization began in 2005 when the website was placed in service.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Impairment of Long-Lived Assets

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

Accrued Derivative Liability

           The convertible debenture and the Series A, D and E preferred stock can be converted into common stock at a conversion price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate. In accordance with SFAS No. 133, the Company has bifurcated the beneficial conversion features embedded in its convertible debentures and preferred stock and has recorded the fair value of these beneficial conversion features as a current liability.

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

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Earnings (Loss) Per Share

           The Company reports earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2006 and 2005 because the effect would have been anti-dilutive:

	2006	2005
Common stock issuable (approximate) upon conversion of notes payable	77,602,941	735,483
Common stock issuable (approximate) upon conversion of preferred stock	1,369,000	8,044,639

Comprehensive Loss

           SFAS No. 130, “Reporting Comprehensive Loss,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the three months ended March 31, 2006 and 2005, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive loss has not been included herein.

Reclassification

           Certain reclassifications have been made to the 2005 balances to conform to the 2006 presentation.

Recently Issued Accounting Pronouncements

           In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued THREE MONTHS ENDED MARCH 31, 2006 AND 2005

           In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets” this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose “Amortization method” or Fair value measurement method for each class of separately recognized servicing assets and servicing liabilities:

4.	At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.	Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

           This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

            Total rent expense paid to Mr. Tilton, the Company’s CEO for the three months ended March 31, 2006 and 2005 was $4,500 and $4,500, respectively.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

         The Company has the following convertible debentures outstanding as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Compass Capital Group, bears interest at 8% per annum, convertible to common stock at a price equal to 65% of the closing bid price. The debenture matured on January 1, 2005 and in September 2005 the Company settled with Compass allowing it to convert $11,750 per month.	$105,540	$132,890

NOTE 4 –STOCKHOLDERS’ DEFICIT

         On January 2, 2004, the Company filed a Certificate of Amendment to its Articles of Incorporation for the State of Nevada to amend its capitalization. The amendment grants the Company the authority to issue 1 billion shares of par value $0.001 stock consisting of 20,000,000 preferred shares and 980,000,000 common shares.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued THREE MONTHS ENDED MARCH 31, 2006 AND 2005

         On October 5, 2005, the Company filed an Information Statement requesting approval from the stockholders to give the Company’s board of directors the authority to (1) effect a reverse stock split of each share of common stock of the Company at a ratio of one share for up to 50 shares of common stock outstanding, as determined by the Company’s board of directors at its discretion, and (2) amend the Company’s Articles of Incorporation to increase from 980,000,000 to 5,000,000,000 the number of shares of common stock the Company is authorized to issue. The stockholders approved items (1) and (2) above and on November 9, 2005, the Company filed a Certificate of Amendment with the Nevada Secretary of State increasing the number of authorized common shares to 5,000,000,000.

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

         Common Stock

         The Company had the following transactions in its common stock:

         •      during the three months ended March 31, 2006, the Company issued 10,519,230 shares of common stock to holders of notes payable for the conversion of $27,350 in notes payable; and

         •      during the three months ended March 31, 2006, the Company issued 71,379,057 shares of common in exchange for 641 shares for Series D preferred stock and the forgiveness of $100,028 in Series D preferred stock dividends.

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

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued THREE MONTHS ENDED MARCH 31, 2006 AND 2005

          Series D Preferred Stock - There are 25,000 shares of Series D preferred stock authorized. Shares of Series D preferred stock are entitled to participate, on an as-converted basis, in any dividends declared on the common stock. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Corporation, holders of Series D preferred stock shall be entitled to share pari passu with the holders of shares of common stock in the assets of the Corporation, on an as converted basis, whether such assets are capital or surplus of any nature. Any outstanding shares of Series D preferred stock may, at the option of the holder, be converted at any time or from time to time into fully paid and nonassessable shares of common stock at the conversion rate in effect at the time of conversion, determined as provided herein, except that (1) a holder of shares of Series D preferred stock may at any given time convert only up to that number of shares of Series D preferred stock as would result in the aggregate beneficial ownership of the Company’s common stock (calculated in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of that holder and all persons affiliated with that holder not being more than 4.99% of the Company’s common stock then outstanding and (2) a holder of shares of Series D preferred stock may not convert more than half of that holder’s shares of Series D preferred stock within any 30-day period. The number of shares into which one share of Series D preferred stock is convertible will be determined by dividing (1) the sum of (A) Stated Value plus (B) an amount equal to 1% of the Stated Value multiplied by the number of months from the original issue date until the date of conversion (pro rated for any period of less than a month) by (2) the conversion price at that time. The conversion price is the lesser of (1) 70% of the closing bid price and (2) $0.0192 (the amount being 120% of the closing bid price on December 22, 2004).

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

         The Company had the following transaction in its preferred stock:

         •      during the three months ended March 31, 2006, the Company issued 750 shares of Series E preferred stock for $75,000 in cash. The 750 shares of Series E preferred stock issued in this transaction can be converted into shares of the Company’s common stock at 70% of the current market price. The beneficial conversion feature resulting from this issuance amounted to $47,105 which has been recorded in the accompanying financial statements as a dividend payment.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued THREE MONTHS ENDED MARCH 31, 2006 AND 2005

NOTE 5 – COMMITMENTS AND CONTINGENCIES

            Litigation

            The Company may be named as a defendant in legal actions arising from its normal operations, and from time-to-time is presented with claims for damages arising out of its actions. The management of the Company anticipates that any damages or expenses it may incur in connection with these actions, individually and collectively, will not have a material adverse effect on the Company. As of March 31, 2006, the Company was not a named party to any pending legal proceedings, other than routine litigation deemed incidental to our business.

NOTE 6 – SUBSEQUENT EVENTS

            From April 1, 2006 to May 4, 2006, the Company issued 57,743,572 shares of common stock in exchange for the conversion of a convertible debenture and convertible preferred stock.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

      The following discussion should be read in conjunction with Phoenix Interests’ financial statements and the related notes included in this Form 10-QSB included elsewhere in this Quarterly Report.

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

      In January 2006, the Company was notified by AmericaTab, Ltd. that it was ending its affiliation by serving a six-month notice. Subsequently, the Company began exploring alternatives for its account wagering business. Consideration has focused on obtaining its own license, acquiring and/or affiliating with another account wagering firm. The Company has also explored selling its customer base and existing business. To date, the Company has received 3 offers for its customer base.

      In March 2006, shareholders voted to un-elect the Company as a “Business Development Company” or “BDC.” The shareholder election became effective at the end of the month. This action was predicated on the Company determining that it was no longer a benefit or advisable to remain a “BDC.” Consistent comments and feedback from the SEC led the Company to this opinion. The Company felt the SEC had conveyed on more than one occasion that it did not think Phoenix Interests, Inc. was best suited or qualified to remain as a “BDC.”

      The Company is currently in the process of determining whether to continue as an active player in the account wagering business or to exit it totally. The ability of the Company to remain a player short term in the business (6-9 months) has been severely limited by the affiliation ending with AmericaTab. As a result, the Company is open to other ideas and directions for the business.

      The Company believes it has been harmed with the affiliation termination by AmericaTab, Ltd. The Company further believes it was caused by its launch of its “Betty” Kiosks. The launch and placement of 2 kiosks in a Kenton County Kentucky bar/restaurant so upset local track operator Turfway Park and its President Bob Ellison that they induced the “Alcohol and Beverage Commissions” or “ABC,” to confiscate the machines just weeks after their launch. Mr. Ellison also threatened to pull the Turfway Park signal to AmericaTab and all of its affiliates. This confiscation later led to a false gambling/bookmaking indictment of the Company’s consultant Patrick L. Brown which was dismissed in Kenton County during May 2006.

      The ending affiliation with AmericaTab, Ltd., the incident with Patrick L. Brown and somewhat forced transition from being a “BDC” has had a material and harmful effect on the Company, its operations and future. Consequently, this is why the Company is presently exploring its options to remain in the account wagering business, as well as, open to other ideas and directions for the business. The Company intends to file a lawsuit to re-coup its damages and is currently focusing its time on preparing such action against the responsible parties.

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

Restatement of Prior Year Financial Statements

      We have restated our previously issued 2005 quarterly consolidated financial statements for matters related to the following previously reported items: properly reflect the accounting for convertible notes, convertible preferred stock and the bifurcation of the related derivative liability pursuant to EITF Nos. 00-19, 05-02, 05-04 and SFAS No. 133; and the related income tax effects. The consolidated financial statements for 2004 have been restated to reflect the corrections.

      The net loss for three months ended March 31, 2005 was originally $174,169, while the restated net loss is reported as $65,086, a decrease in net loss of $109,083. This decrease in net loss related to the decrease in the accrued derivative liability.

Operating Results for the Three Months Ended March 31, 2006 and 2005

      Revenues.      Our revenues for the three months ended March 31, 2006 were $7,227 as compared to $0 for the same period in 2005.

     Operational Expenses.      Our operational expenses for the three months ended March 31, 2006 were $128,863 compared to $165,729 for the same period in 2005. The decrease in operational expenses is primarily due to a decrease in professional fees.

     Interest Expense and Financing Costs.       Our interest expense and financing costs for the three months ended March 31, 2006 was $390 compared to $8,440 during the same period in 2005. The decrease in the interest expense and financing costs is the result of a decrease in debentures outstanding.

     Net Income (Loss).       Our net loss for the three months ended March 31, 2006 was ($22,534) compared to ($65,086) for the same period in 2005. The decrease in the net loss is due to lower operational expenses.

     Changes In Balance Sheet.       At March 31, 2006 we had current assets of $337 as compared to $25,705 at December 31, 2005, total assets of $65,589 at March 31, 2006 as compared to $99,011 at December 31, 2005, total liabilities of $3,805,568 at March 31, 2006 as compared to $3,890,599 at December 31, 2005 and stockholders’ equity (deficit) at March 31, 2006 of ($3,739,979) as compared to ($3,791,588) at December 31, 2005. The decrease in current and total assets is the result of paying for operational expenses. The decrease in total liabilities is the result of the conversion of a note payable and accrued dividends into shares of common stock.

     Liquidity, Capital Resources and Cash Requirements.       During the three months ended March 31, 2006 net cash used in operating activities for the period was $85,443 to fund our operating expenses. Net cash used for investing activities was $0 and net cash provided by financing activities was $61,656 primarily as a result of the sale of 750 shares of Series E preferred stock.

      As a result of the above, as of March 31, 2006, we had a cash position of $(18,909).

      We have historically financed our operations via convertible-debt and preferred-stock financing obtained from various private equity firms. These funds intend, over time, to convert their positions into shares of our common stock. This will cause significant dilution to existing shareholders.

      In the immediate future, we have no commitments or plans to finance our business. We are open to other ideas and direction for the business. We are also exploring our options to remain in the account wagering business.

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

Item 3.    CONTROLS AND PROCEDURES.

      Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective in ensuring all required information relating to the Company is included in this quarterly report.

      We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

      As a result of an accounting error in applying the proper accounting treatment in the recording of convertible notes, convertible preferred stock and warrants and their related debt derivatives pursuant to EITF 19 and SFAS 133 which resulted in changes in the financial statements Accordingly, the Company has restated its December 31, 2004 financial statements in its annual report Form 10-KSB for the year ended December 31, 2005 and will restate the March, June and September 2005 10-QSB’s financial results prospectively.

      To avoid a reoccurrence of this issue, the Company has retained an outside CPA firm to value its convertible notes, convertible preferred stock, warrants and derivatives on a quarterly basis.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

      As of March 31, 2006, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment.

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

PHOENIX INTERESTS, INC.
Registrant

Date:	May 22, 2006	By:	/s/ James D. Tilton, Jr.
James D. Tilton, Jr. Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)