Form 10QSB
period 2006-06-30
PHOENIX INTERESTS INC
filed 2006-08-14
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

     State the number of shares outstanding of each of the issuer's classes of common equity. As of August 14, 2006 - 583,950,771 shares of common stock.

     Transitional Small Business Disclosure Format (check one) Yes    ☐           No    ☒

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.)
FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2006

PART I   FINANCIAL INFORMATION

Item I.   Financial Statements

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) CONSOLIDATED BALANCE SHEETS JUNE 30, 2006 AND DECEMBER 31, 2005

	June 30, 2006	December 31, 2005
	(unaudited)
Assets:
Current assets
Cash and cash equivalents	$-	$23,787
Accounts receivable	1,067	1,918

Total current assets	1,067	25,705
Other assets
Property and equipment, net of accumulated depreciation of $10,421 and $6,864	14,224	17,781
Website development costs, net of accumulated amortization of $55,525 and $19,790	-	55,525

Total Assets	$15,291	$99,011

Liabilities & Stockholders’ Deficit:
Current Liabilities
Cash overdraft	$14,006	$-
Convertible notes payable	70,290	132,890
Accounts payable and accrued expenses	248,261	187,743
Accrued compensation - related party	-	9,371
Capital lease obligation	6,874	8,517
Dividends payable	281,404	279,455
Accrued derivative liability	1,305,841	1,407,862
Preferred stock; Series A; $0.001 par value; 5,000 shares authorized; 2,656 shares issued and outstanding	265,600	265,600
Preferred stock; Series D convertible; $0.001 par value; 25,000 shares authorized; 9,540 and 11,890 shares issued and outstanding	954,000	1,189,000
Preferred stock; Series E convertible; $0.001 par value; 5,000 shares authorized; 5,508 and 4,018 shares issued and outstanding	550,800	401,800

Total current liabilities	3,697,076	3,882,238

Capital lease obligation, net of current portion	5,355	8,361

Total liabilities	3,702,431	3,890,599

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock, Series B; par value $0.001; 100,000 shares authorized;
0 and 0 shares issued and outstanding	$-	$-
Preferred stock, Series C; par value $0.001; 12,000,000 shares authorized,
228,000 shares issued and outstanding	228	228
Common stock, par value $0.001; 5,000,000,000 shares authorized;
331,734,425 and 30,176,957 shares issued and outstanding
in 2006 and 2005, respectively	331,734	30,177
Additional paid-in capital	1,941,212	1,815,606
Accumulated deficit	(5,960,314)	(5,637,599)

Total stockholders’ deficit	(3,687,140)	(3,791,588)

Total Liabilities & Stockholders’ Deficit	$15,291	$99,011

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005 (Unaudited)

	2006	2005
		(as restated)

Revenues	$10,685	$-

Operating expenses:
Compensation	45,000	45,000
Professional fees	62,179	130,750
Office expenses	5,828	12,850
Travel	250	8,456
Depreciation and amortization	8,055	910
Equipment rental	-	1,954
Rent	4,500	4,500
Insurance	3,387	1,156
Utilities	160	160
Bank charges	235	119
Impairment expense	42,973	-

Total operating expenses	172,567	205,855

Loss from operations	(161,882)	(205,855)

Other income (expense)
Interest expense	(357)	(3,133)
Change in accrued derivative liability	109,300	78,724

Total other income (expense)	108,943	75,591

Loss before provision for income taxes	(52,939)	(130,264)

Provision for income taxes	-	-

Net loss	(52,939)	(130,264)
Preferred stock payments	(129,907)	(227,007)

Net loss attributed to common stockholders	$(182,846)	$(357,271)

Net loss per share attributed to common stockholders - basic and diluted	$(0.00)	$(0.17)

Weighted average shares outstanding basic and diluted	215,619,548	2,150,705

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (Unaudited)

	2006	2005
		(as restated)

Revenues	$17,912	$-

Operating expenses:
Compensation	90,000	90,000
Professional fees	120,252	230,567
Office expenses	12,831	20,440
Travel	5,050	13,346
Depreciation and amortization	16,109	1,819
Equipment rental	-	3,462
Rent	9,000	9,000
Insurance	4,507	2,396
Utilities	335	285
Bank charges	373	269
Impairment expense	42,973	-

Total operating expenses	301,430	371,584

Loss from operations	(283,518)	(371,584)

Other income (expense)
Interest expense	(747)	(11,573)
Change in accrued derivative liability	208,792	187,807

Total other income (expense)	208,045	176,234

Loss before provision for income taxes	(75,473)	(195,350)

Provision for income taxes	-	-

Net loss	(75,473)	(195,350)
Preferred stock payments	(247,242)	(362,686)

Net loss attributed to common stockholders	$(322,715)	$(558,036)

Net loss per share attributed to common stockholders - basic and diluted	$(0.00)	$(0.33)

Weighted average shares outstanding basic and diluted	142,090,951	1,698,480

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE SIX MONTHS ENDED JUNE 30, 2006 (unaudited)
	Preferred Stock

	Series B		Series C		Common Stock		Additional		Total
							Paid-in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit

Balance, December 31, 2005	-	-	228	228,000	30,177	30,176,957	1,815,606	(5,637,599)	(3,791,588)
Common stock issued for conversion of debt					44,599	44,599,317	18,001		62,600
Common stock issued for conversion of Series D & E preferred stock and payment of Series D & E dividends					256,958	256,958,151	107,605		364,563
Value of beneficial conversion feature of Series E preferred stock issued								(106,771)	(106,771)
Accrued preferred stock dividends								(140,471)	(140,471)
Net loss								(75,473)	(75,473)

Balance, June 30, 2006	$-	-	$228	228,000	$331,734	331,734,425	$1,941,212	$(5,960,314)	$(3,687,140)

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (Unaudited)
	For the six months ended June 30,
	2006	2005
		(as restated)

Cash flows from operating activities:
Net loss	$(75,473)	$(195,350)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	16,109	1,819
Change in accrued derivative liability	(208,792)	(187,807)
Impairment expense	42,973	-
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts receivable	851	-
Accounts payable and accrued expenses	60,518	(56,897)
Accrued compensation - related party	(9,371)	(70,525)

Net cash used in operating activities	(173,185)	(508,760)

Cash flows from investing activities:
Payment for website development costs	-	(103,115)

Net cash used in investing activities	-	(103,115)

Cash flows from financing activities:
Cash overdraft, net	14,006	7,337
Proceeds from sale of Class E preferred stock	170,000	300,000
Preferred stock payments	(29,959)	-
Payment of capital lease obligation	(4,649)	(1,418)

Net cash provided by financing activities	149,398	305,919

Net decrease in cash and cash equivalents	(23,787)	(305,959)
Cash and cash equivalents beginning of period	23,787	306,659

Cash and cash equivalents end of period	$-	$703

Supplemental Disclosure of Cash Flow Information:
Interest paid	$747	$638
Income taxes paid	$-	$-

Supplemental Non-Cash Investing and Financing Activities:
Conversion of debentures/notes payable to common stock	$62,600	$-
Conversion of Series D & E dividends to common stock	$108,563	$-
Conversion of Series A, D & E preferred stock to common stock	$256,000	$-

The accompanying notes are an integral part of these financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SIX MONTHS ENDED JUNE 30, 2006 AND 2005

NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements for the years ended December 31, 2005 and 2004 and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC . The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

Organization

           Phoenix Interests, Inc. (the “Company”) was organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc. Effective May 18, 2004, the Company changed its name to Phoenix Interests, Inc. The Company’s prior business operations consisted of purchasing, training and selling of thoroughbred horses. As of December 31, 2003, the Company liquidated its entire inventory of thoroughbred horses. On January 20, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company’s common stock. On March 14, 2006, the Company filed a Definitive Information Statement with the Securities and Exchange Commission to withdraw as a business development company under the Investment Company Act of 1940. The financial statements for the three and six months ended June 30, 2006 and 2005 have not been presented in a business development company format.

Going Concern

           The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the six months ended June 30, 2006 of $75,473, used cash for operating activities of $173,185 for the six months ended June 30, 2006 and at June 30, 2006, had an accumulated deficit of $5,960,314 and a working capital deficit of $3,696,009. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that it can continue to raise equity financing to support its operations.

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

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Stock Based Compensation

           The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were no stock options granted during the three months ended June 30, 2006 and 2005.

Use of Estimates

           The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of June 30, 2006, the Company used estimates in determining accrued expenses, the value of stock based compensation issued for services and the value of the accrued derivative liability. Actual results could differ from these estimates.

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

Web Development Costs

           Website development costs are for the development of the Company’s Online Enterprises, Inc. subsidiary’s Internet website. These costs have been capitalized when acquired and installed, and will be amortized over three years once placed in service. The Company accounts for these costs in accordance with EITF 00-2, “Accounting for Website Development Costs,” which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Website development costs will be amortized over 36 months. Amortization began in 2005 when the website was placed in service. During the six months ended June 30, 2006, the Company wrote-off its web development costs since it concluded that it had no future value.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Impairment of Long-Lived Assets

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

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Earnings (Loss) Per Share

           The Company reports earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.“ Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the six months ended June 30, 2006 and 2005 because the effect would have been anti-dilutive:

	2006	2005
Common stock issuable (approximate) upon conversion of notes payable	180,230,769	84,444,444
Common stock issuable (approximate) upon conversion of preferred stock	4,827,430,794	803,964,727

Comprehensive Loss

           SFAS No. 130, “Reporting Comprehensive Loss,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the six months ended June 30, 2006 and 2005, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive loss has not been included herein.

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

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued SIX MONTHS ENDED JUNE 30, 2006 AND 2005

           In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets” this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

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

NOTE 2 – RELATED PARTY TRANSACTIONS

            Total rent expense paid to Mr. Tilton, the Company^#146;s CEO for the six months ended June 30, 2006 and 2005 was $9,000 and $9,000, respectively.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

         The Company has the following convertible debentures outstanding as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005

Compass Capital Group, bears interest at 8% per annum, convertible to common stock at a price equal to 65% of the closing bid price. The debenture matured on January 1, 2005 and in September 2005 the Company settled with Compass allowing it to convert $11,750 per month.	$70,290	$132,890

NOTE 4 –STOCKHOLDERS’ DEFICIT

         On January 2, 2004, the Company filed a Certificate of Amendment to its Articles of Incorporation for the State of Nevada to amend its capitalization. The amendment grants the Company the authority to issue 1 billion shares of par value $0.001 stock consisting of 20,000,000 preferred shares and 980,000,000 common shares.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued SIX MONTHS ENDED JUNE 30, 2006 AND 2005

         On October 5, 2005, the Company filed an Information Statement requesting approval from the stockholders to give the Company’s board of directors the authority to (1) effect a reverse stock split of each share of common stock of the Company at a ratio of one share for up to 50 shares of common stock outstanding, as determined by the Company’s board of directors at its discretion, and (2) amend the Company’s Articles of Incorporation to increase from 980,000,000 to 5,000,000,000 the number of shares of common stock the Company is authorized to issue. The stockholders approved items (1) and (2) above and on November 9, 2005, the Company filed a Certificate of Amendment with the Nevada Secretary of State increasing the number of authorized common shares to 5,000,000,000.

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

         Common Stock

         The Company had the following transactions in its common stock:

         •      during the six months ended June 30, 2006, the Company issued 44,599,317 shares of common stock to holders of notes payable for the conversion of $62,600 in notes payable; and

         •      during the six months ended June 30, 2006, the Company issued 256,958,151 shares of common in exchange for 2,350 and 210 shares for Series D and E preferred stock, respectively, and the payment of $108,563 in Series D and E preferred stock dividends.

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

          Series B Preferred Stock - There are 100,000 shares of Series B preferred stock authorized. In the event of liquidation, each share of Series B preferred stock ranks equivalent to one share of our common stock. Shares of Series B preferred stock are not entitled to participate in dividends declared on our common stock. The Series B preferred stock votes together with our common stock on the basis of 1,000 votes per share.

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

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued SIX MONTHS ENDED JUNE 30, 2006 AND 2005

          Series D Preferred Stock - There are 25,000 shares of Series D preferred stock authorized. Shares of Series D preferred stock are entitled to participate, on an as-converted basis, in any dividends declared on the common stock. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Corporation, holders of Series D preferred stock shall be entitled to share pari passu with the holders of shares of common stock in the assets of the Corporation, on an as converted basis, whether such assets are capital or surplus of any nature. Any outstanding shares of Series D preferred stock may, at the option of the holder, be converted at any time or from time to time into fully paid and nonassessable shares of common stock at the conversion rate in effect at the time of conversion, determined as provided herein, except that (1) a holder of shares of Series D preferred stock may at any given time convert only up to that number of shares of Series D preferred stock as would result in the aggregate beneficial ownership of the Company’s common stock (calculated in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of that holder and all persons affiliated with that holder not being more than 4.99% of the Company’s common stock then outstanding and (2) a holder of shares of Series D preferred stock may not convert more than half of that holder’s shares of Series D preferred stock within any 30-day period. The number of shares into which one share of Series D preferred stock is convertible will be determined by dividing (1) the sum of (A) Stated Value plus (B) an amount equal to 1% of the Stated Value multiplied by the number of months from the original issue date until the date of conversion (pro rated for any period of less than a month) by (2) the conversion price at that time. The conversion price is the lesser of (1) 70% of the closing bid price and (2) $0.0192 (the amount being 120% of the closing bid price on December 22, 2004).

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

         The Company had the following transaction in its preferred stock:

         •      during the six months ended June 30, 2006, the Company issued 1,700 shares of Series E preferred stock for $170,000 in cash. The 1,700 shares of Series E preferred stock issued in this transaction can be converted into shares of the Company’s common stock at 70% of the current market price. The beneficial conversion feature resulting from this issuance amounted to $106,771 which has been recorded in the accompanying financial statements as a dividend payment.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued SIX MONTHS ENDED JUNE 30, 2006 AND 2005

NOTE 5 – COMMITMENTS AND CONTINGENCIES

            Litigation

            The Company may be named as a defendant in legal actions arising from its normal operations, and from time-to-time is presented with claims for damages arising out of its actions. The management of the Company anticipates that any damages or expenses it may incur in connection with these actions, individually and collectively, will not have a material adverse effect on the Company. As of June 30, 2006, the Company was not a named party to any pending legal proceedings, other than routine litigation deemed incidental to our business.

NOTE 6 –RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

            The Company has restated its previously issued 2005 quarterly consolidated financial statements for matters related to the following previously reported items: properly reflect the accounting for convertible notes, convertible preferred stock and the bifurcation of the related derivative liability pursuant to EITF Nos. 00-19, 05-02, 05-04 and SFAS No. 133; and the related income tax effects. The consolidated financial statements for 2004 have been restated to reflect the corrections.

            The net loss for three months ended June 30, 2005 was originally $208,988, while the restated net loss is reported as $130,264, a decrease in net loss of $78,724. This decrease in net loss related to the decrease in the accrued derivative liability.

            The net loss for six months ended June 30, 2005 was originally $383,157, while the restated net loss is reported as $195,350, a decrease in net loss of $187,807. This decrease in net loss related to the decrease in the accrued derivative liability.

NOTE 7 – SUBSEQUENT EVENTS

            From July 1, 2006 to August 14, 2006, the Company issued 252,216,246 shares of common stock in exchange for the conversion of a convertible debenture and convertible preferred stock.

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

      In January 2006, the Company was notified by AmericaTab, Ltd. that it was ending its affiliation by serving a six-month notice. Subsequently, the Company began exploring alternatives for its account wagering business. Consideration has focused on obtaining its own license, acquiring and/or affiliating with another account wagering firm. In June 2006, the Company sold its customer base back to AmericaTab Ltd.

      In January 2006, the SEC notified us that they considered that we were not in compliance with various requirements of the Investment Company Act, including requirements regarding a BDC’s capital structure and financial statements. In this regard, specific concern was also raised by the staff regarding whether a BDC could have or issue convertible securities, whether a BDC could have voting provisions as set forth in the Company’s Series C Preferred and whether the Company, with its limited capitalization, was an appropriate candidate to be a BDC.

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

      Our ceasing to be a BDC will not absolve us for any actions taken by us while a BDC and we could still become liable for such prior actions.

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

      The ending affiliation with AmericaTab, Ltd., the incident with Patrick L. Brown and somewhat forced transition from being a “BDC” has had a material and harmful effect on the Company, its operations and future. Consequently, this is why the Company is open to other ideas and directions for the business. The Company intends to file a lawsuit to re-coup its damages and is currently focusing its time on preparing such action against the responsible parties.

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

      The net loss for three months ended June 30, 2005 was originally $208,988, while the restated net loss is reported as $130,264, a decrease in net loss of $78,724. This decrease in net loss related to the decrease in the accrued derivative liability.

      The net loss for six months ended June 30, 2005 was originally $383,157, while the restated net loss is reported as $195,350, a decrease in net loss of $187,807. This decrease in net loss related to the decrease in the accrued derivative liability.

Operating Results for the Three Months Ended June 30, 2006 and 2005

      Revenues.      Our revenues for the three months ended June 30, 2006 were $10,685 as compared to $0 for the same period in 2005.

     Operational Expenses.      Our operational expenses for the three months ended June 30, 2006 were $172,567 compared to $205,855 for the same period in 2005. The decrease in operational expenses is primarily due to a decrease in professional fees offset by in increase in impairment expense in 2006 due to the write-off of our web development costs.

     Interest Expense and Financing Costs.       Our interest expense and financing costs for the three months ended June 30, 2006 was $357 compared to $3,133 during the same period in 2005. The decrease in the interest expense and financing costs is the result of a decrease in debentures outstanding.

     Net Income (Loss).       Our net loss for the three months ended June 30, 2006 was ($52,939) compared to ($130,264) for the same period in 2005. The decrease in the net loss is due to lower operational expenses.

Operating Results for the Six Months Ended June 30, 2006 and 2005

      Revenues.      Our revenues for the six months ended June 30, 2006 were $17,912 as compared to $0 for the same period in 2005.

     Operational Expenses.      Our operational expenses for the six months ended June 30, 2006 were $301,430 compared to $371,584 for the same period in 2005. The decrease in operational expenses is primarily due to a decrease in professional fees offset by in increase in impairment expense in 2006 due to the write-off of our web development costs.

     Interest Expense and Financing Costs.       Our interest expense and financing costs for the six months ended June 30, 2006 was $747 compared to $11,573 during the same period in 2005. The decrease in the interest expense and financing costs is the result of a decrease in debentures outstanding.

     Net Income (Loss).       Our net loss for the six months ended June 30, 2006 was ($75,473) compared to ($383,157) for the same period in 2005. The decrease in the net loss is due to lower operational expenses.

     Changes In Balance Sheet.       At June 30, 2006 we had current assets of $1,067 as compared to $25,705 at December 31, 2005, total assets of $15,291 at June 30, 2006 as compared to $99,011 at December 31, 2005, total liabilities of $3,702,431 at June 30, 2006 as compared to $3,890,599 at December 31, 2005 and stockholders’ equity (deficit) at June 30, 2006 of ($3,687,140) as compared to ($3,791,588) at December 31, 2005. The decrease in current and total assets is the result of paying for operational expenses and the write-off of our web development costs. The decrease in total liabilities is the result of the conversion of a note payable, convertible preferred stock and accrued dividends into shares of common stock.

     Liquidity, Capital Resources and Cash Requirements.       During the six months ended June 30, 2006 net cash used in operating activities for the period was $173,185 to fund our operating expenses. Net cash used for investing activities was $0 and net cash provided by financing activities was $149,398 primarily as a result of the sale of 1,700 shares of Series E preferred stock.

      As a result of the above, as of June 30, 2006, we had a cash position of $(14,006).

      We have historically financed our operations via convertible-debt and preferred-stock financing obtained from various private equity firms. These funds intend, over time, to convert their positions into shares of our common stock. This has and will cause significant dilution to existing shareholders.

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

      As of June 30, 2006, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment.

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

PHOENIX INTERESTS, INC.
Registrant

Date:	August 14, 2006	By:	/s/ James D. Tilton, Jr.
James D. Tilton, Jr. Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

            In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Tilton, Jr. James D. Tilton, Jr. (Principal Executive Officer and Principal Accounting Officer)	Chairman President and Chief Executive Officer	August 14, 2006