Form 10QSB
period 2006-09-30
PHOENIX INTERESTS INC
filed 2006-11-20
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

     State the number of shares outstanding of each of the issuer's classes of common equity. As of November 20, 2006 - 766,450,771 shares of common stock.

     Transitional Small Business Disclosure Format (check one) Yes    ☐           No    ☒

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.)
FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I   FINANCIAL INFORMATION

Item I.   Financial Statements

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	September 30, 2006	December 31, 2005
	(unaudited)
Assets:
Current assets
Cash and cash equivalents	$-	$23,787
Accounts receivable	-	1,918

Total current assets	-	25,705
Other assets
Property and equipment, net of accumulated depreciation of $12,199 and $6,864	12,446	17,781
Website development costs, net of accumulated amortization of $55,525 and $19,790	-	55,525

Total Assets	$12,446	$99,011

Liabilities & Stockholders’ Deficit:
Current Liabilities
Cash overdraft	$21,754	$-
Convertible notes payable	38,040	132,890
Note payable	5,833	-
Accounts payable and accrued expenses	187,764	187,743
Accrued compensation - related party	20,362	9,371
Capital lease obligation	6,014	8,517
Dividends payable	349,733	279,455
Accrued derivative liability	1,303,278	1,407,862
Preferred stock; Series A; $0.001 par value; 5,000 shares authorized; 2,656 shares issued and outstanding	265,600	265,600
Preferred stock; Series D convertible; $0.001 par value; 25,000 shares authorized; 8,969 and 11,890 shares issued and outstanding	896,900	1,189,000
Preferred stock; Series E convertible; $0.001 par value; 5,000 shares authorized; 5,758 and 4,018 shares issued and outstanding	575,800	401,800

Total current liabilities	3,671,078	3,882,238

Capital lease obligation, net of current portion	3,795	8,361

Total liabilities	3,674,873	3,890,599

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock, Series B; par value $0.001; 100,000 shares authorized;
0 and 0 shares issued and outstanding	$-	$-
Preferred stock, Series C; par value $0.001; 12,000,000 shares authorized,
228,000 shares issued and outstanding	228	228
Common stock, par value $0.001; 5,000,000,000 shares authorized;
638,950,771 and 30,176,957 shares issued and outstanding
in 2006 and 2005, respectively	638,951	30,177
Additional paid-in capital	1,724,066	1,815,606
Accumulated deficit	(6,025,672)	(5,637,599)

Total stockholders’ deficit	(3,662,427)	(3,791,588)

Total Liabilities & Stockholders’ Deficit	$12,446	$99,011

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (Unaudited)

	2006	2005
		(as restated)

Revenues	$4,118	$-

Operating expenses:
Compensation	45,000	45,000
Professional fees	14,973	50,405
Office expenses	1,548	6,661
Travel	-	9,144
Depreciation and amortization	1,778	910
Equipment rental	-	1,680
Rent	4,500	4,500
Insurance	653	390
Utilities	160	160
Bank charges	465	120
Impairment expense	-	-

Total operating expenses	69,077	118,970

Loss from operations	(64,959)	(118,970)

Other income (expense)
Interest expense and financing costs	(376)	(30,305)
Change in accrued derivative liability	18,265	36,225
Other	66,463	-

Total other income (expense)	84,352	5,920

Income (loss) before provision for income taxes	19,393	(113,050)

Provision for income taxes	-	-

Net income (loss)	19,393	(113,050)
Preferred stock dividends	(84,750)	(20,222)

Net loss attributed to common stockholders	$(65,357)	$(133,272)

Net loss per share attributed to common stockholders - basic and diluted	$(0.00)	$(0.02)

Weighted average shares outstanding basic and diluted	542,126,789	7,430,459

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (Unaudited)

	2006	2005
		(as restated)

Revenues	$22,030	$-

Operating expenses:
Compensation	135,000	135,000
Professional fees	135,225	280,972
Office expenses	14,379	27,101
Travel	5,050	22,490
Depreciation and amortization	17,887	2,729
Equipment rental	-	5,142
Rent	13,500	13,500
Insurance	5,160	2,786
Utilities	495	445
Bank charges	838	389
Impairment expense	42,973	-

Total operating expenses	370,507	490,554

Loss from operations	(348,477)	(490,554)

Other income (expense)
Interest expense and financing costs	(1,123)	(41,878)
Change in accrued derivative liability	227,057	224,032
Other	66,463	-

Total other income (expense)	293,397	182,154

Loss before provision for income taxes	(56,080)	(308,400)

Provision for income taxes	-	-

Net loss	(56,080)	(308,400)
Preferred stock dividends	(331,992)	(382,908)

Net loss attributed to common stockholders	$(388,072)	$(691,308)

Net loss per share attributed to common stockholders - basic and diluted	$(0.00)	$(0.19)

Weighted average shares outstanding basic and diluted	276,901,563	3,630,136

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (unaudited)
	Preferred Stock

	Series B		Series C		Common Stock		Additional		Total
							Paid-in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit

Balance, December 31, 2005	-	-	228	228,000	30,177	30,176,957	1,815,606	(5,637,599)	(3,791,588)
Common stock issued for conversion of debt					173,974	173,974,317	(79,124)		94,850
Common stock issued for conversion of Series D & E preferred stock and payment of Series D & E dividends					434,800	434,799,497	(12,416)		422,384
Value of beneficial conversion feature of Series E preferred stock issued								(122,473)	(122,473)
Accrued preferred stock dividends								(209,520)	(209,520)
Net loss								(56,080)	(56,080)

Balance, September 30, 2006	$-	-	$228	228,000	$638,951	638,950,771	$1,724,066	$(6,025,672)	$(3,662,427)

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (Unaudited)
	For the nine months ended September 30,
	2006	2005
		(as restated)

Cash flows from operating activities:
Net loss	$(56,080)	$(308,400)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	17,887	2,729
Change in accrued derivative liability	(227,057)	(224,032)
Common stock issued for settlement with investors	-	27,500
Impairment expense	42,973	-
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts receivable	1,918	-
Accounts payable and accrued expenses	(69)	(26,745)
Accrued interest	90	13,898
Accrued compensation - related party	10,991	(70,525)

Net cash used in operating activities	(209,347)	(585,575)

Cash flows from investing activities:
Payment for website development costs	-	(109,832)

Net cash used in investing activities	-	(109,832)

Cash flows from financing activities:
Cash overdraft, net	21,754	27,055
Proceeds from sale of common stock	-	55,000
Proceeds from sale of Class E preferred stock	195,000	310,000
Proceeds from note payable	10,000	-
Payments on notes payable	(4,167)	-
Preferred stock payments	(29,958)	-
Payment of capital lease obligation	(7,069)	(2,604)

Net cash provided by financing activities	185,560	389,451

Net decrease in cash and cash equivalents	(23,787)	(305,956)
Cash and cash equivalents beginning of period	23,787	306,659

Cash and cash equivalents end of period	$-	$703

Supplemental Disclosure of Cash Flow Information:
Interest paid	$747	$479
Income taxes paid	$-	$-

Supplemental Non-Cash Investing and Financing Activities:
Conversion of debentures/notes payable to common stock	$94,850	$6,370
Conversion of Series D & E dividends to common stock	$109,284	$-
Conversion of debentures to Series D preferred stock	$-	$250,340
Conversion of Series A, D & E preferred stock to common stock	$313,100	$475,998

The accompanying notes are an integral part of these financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements for the years ended December 31, 2005 and 2004 and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC . The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

Organization

           Phoenix Interests, Inc. (the “Company”) was organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc. Effective May 18, 2004, the Company changed its name to Phoenix Interests, Inc. The Company’s prior business operations consisted of purchasing, training and selling of thoroughbred horses. As of December 31, 2003, the Company liquidated its entire inventory of thoroughbred horses. On January 20, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company’s common stock. On March 14, 2006, the Company filed a Definitive Information Statement with the Securities and Exchange Commission to withdraw as a business development company under the Investment Company Act of 1940. The financial statements for the three and nine months ended September 30, 2006 and 2005 have not been presented in a business development company format.

Going Concern

           The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the nine months ended September 30, 2006 of $56,080, used cash for operating activities of $209,347 for the nine months ended September 30, 2006 and at September 30, 2006, had an accumulated deficit of $6,025,672 and a working capital deficit of $3,671,078. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that it can continue to raise equity financing to support its operations.

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

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Stock Based Compensation

           The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were no stock options granted during the nine months ended September 30, 2006 and 2005.

Use of Estimates

           The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of September 30, 2006, the Company used estimates in determining accrued expenses, the value of stock based compensation issued for services and the value of the accrued derivative liability. Actual results could differ from these estimates.

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

Web Development Costs

           Website development costs are for the development of the Company’s Online Enterprises, Inc. subsidiary’s Internet website. These costs have been capitalized when acquired and installed, and will be amortized over three years once placed in service. The Company accounts for these costs in accordance with EITF 00-2, “Accounting for Website Development Costs,” which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Website development costs will be amortized over 36 months. Amortization began in 2005 when the website was placed in service. During the nine months ended September 30, 2006, the Company wrote-off its web development costs since it concluded that it had no future value.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Impairment of Long-Lived Assets

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

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Earnings (Loss) Per Share

           The Company reports earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.“ Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the nine months ended September 30, 2006 and 2005 because the effect would have been anti-dilutive:

	2006	2005
Common stock issuable (approximate) upon conversion of notes payable	117,046,154	84,444,444
Common stock issuable (approximate) upon conversion of preferred stock	5,893,390,095	803,964,727

Comprehensive Loss

           SFAS No. 130, “Reporting Comprehensive Loss,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the nine months ended September 30, 2006 and 2005, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive loss has not been included herein.

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

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

           In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets” this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

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

           In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the financial statements.

           In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans?an amendment of FASB Statements No. 87, 88, 106, and 132(R).” One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer’s financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single?employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year?end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE 2 – RELATED PARTY TRANSACTIONS

            Total rent expense paid to Mr. Tilton, the Company’s CEO for the nine months ended September 30, 2006 and 2005 was $13,500 and $13,500, respectively.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

         The Company has the following convertible debentures outstanding as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Compass Capital Group, bears interest at 8% per annum, convertible to common stock at a price equal to 65% of the closing bid price. The debenture matured on January 1, 2005 and in September 2005 the Company settled with Compass allowing it to convert $11,750 per month.	$70,290	$132,890

NOTE 4 –NOTE PAYABLE

         In July 2006, the Company issued a note payable to America Tab Ltd. on the amount of $10,000.  The note bears interest at 10% per annum and is to be repaid from revenue generated from the Company’s website.  As of September 30, 2006, $4,167 of this note has been repaid leaving an unpaid balance of $5,833.

NOTE 5 –STOCKHOLDERS’ DEFICIT

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

         Common Stock

         The Company had the following transactions in its common stock:

         •      during the nine months ended September 30, 2006, the Company issued 173,974,317 shares of common stock to holders of notes payable for the conversion of $94,850 in notes payable; and

         •      during the nine months ended September 30, 2006, the Company issued 434,799,497 shares of common in exchange for 2,921 and 210 shares for Series D and E preferred stock, respectively, and the payment of $109,284 in Series D and E preferred stock dividends.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

         Preferred Stock

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

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

          Series E Preferred Stock - There are 5,000 shares of Series E preferred stock authorized. Shares of Series E preferred stock may, at the option of the holder, be converted into shares of common stock at the conversion rate in effect at the time of conversion. The number of shares into which one share of Series E preferred stock is convertible will be determined by dividing (1) the sum of (A) the “Stated Value” (equal to $100) plus (B) an amount equal to 1.5% of the Stated Value multiplied by the number of months from the date of issuance until the date of conversion (pro rated for any period of less than a month) by (2) the lesser of (A) $0.006 and (B) the Conversion Price at that time. For these purposes, “Conversion Price” means 70% of the Closing Bid Price, and “Closing Bid Price” on a given day means the lowest closing bid price of the common stock out of the closing bid price of the common stock on each of the five immediately preceding trading days on NASDAQ or any other principal securities price quotation system or market on which prices of the common stock are reported.

         The Company had the following transaction in its preferred stock:

         •      during the nine months ended September 30, 2006, the Company issued 1,950 shares of Series E preferred stock for $195,000 in cash. The 1,950 shares of Series E preferred stock issued in this transaction can be converted into shares of the Company’s common stock at 70% of the current market price. The beneficial conversion feature resulting from this issuance amounted to $122,473 which has been recorded in the accompanying financial statements as a dividend payment.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

            Litigation

            The Company may be named as a defendant in legal actions arising from its normal operations, and from time-to-time is presented with claims for damages arising out of its actions. The management of the Company anticipates that any damages or expenses it may incur in connection with these actions, individually and collectively, will not have a material adverse effect on the Company. As of September 30, 2006, the Company was not a named party to any pending legal proceedings, other than routine litigation deemed incidental to our business.

NOTE 7 –RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

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

            The net loss for three months ended September 30, 2005 was originally $149,275, while the restated net loss is reported as $113,050, a decrease in net loss of $36,225.  This decrease in net loss related to the decrease in the accrued derivative liability.

            The net loss for nine months ended September 30, 2005 was originally $532,432, while the restated net loss is reported as $308,400, a decrease in net loss of $224,032.  This decrease in net loss related to the decrease in the accrued derivative liability.

NOTE 8 – SUBSEQUENT EVENTS

            From October 1, 2006 to November 20, 2006, the Company issued 127,500,000 shares of common stock in exchange for the conversion of a convertible debenture and convertible preferred stock.

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

      During 2003, we discontinued all pinhooking activities and liquidated our remaining horse inventory. Going forward, we expected to generate revenues and profits when applicable from its investments in online account wagering, gaining and other various forms of legalized gambling. In March 2004, we formed a wholly owned subsidiary “Online Enterprises, Inc.” as its initial entry into online account wagering and ecommerce. Specifically, via our subsidiary Online Enterprises, Inc. we developed web sites “http://www.Barn66.com” and “http://www.BetBarn66.com,” which will allow users online to conduct live thoroughbred ecommerce and account wagering. The sites went live during November 2004 and January 2005, respectively. We were able to offer account wagering because of the affiliation we made in October 2004 with AmericaTab Ltd., an account wagering firm founded in 1999 and approved by the State of Oregon. During 2005, Barn66.com produced nominal revenue and we elected to offer its services for free to increase usage. BetBarn66.com produced revenue and showed growth during peak usage times.

      In January 2006, the Company was notified by AmericaTab, Ltd. that it was ending its affiliation by serving a six-month notice. Subsequently, the Company began exploring alternatives for its account wagering business. Consideration has focused on obtaining its own license, acquiring and/or affiliating with another account wagering firm.  In September 2006, the Company sold its customer base back to AmericaTab Ltd. The Company received $10,000 from a note payable issued to American Tab which is being repaid from revenue generated from the Company’s website.

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

      The net loss for three months ended September 30, 2005 was originally $149,275, while the restated net loss is reported as $113,050, a decrease in net loss of $36,225.  This decrease in net loss related to the decrease in the accrued derivative liability.

      The net loss for nine months ended September 30, 2005 was originally $532,432, while the restated net loss is reported as $308,400, a decrease in net loss of $224,032.  This decrease in net loss related to the decrease in the accrued derivative liability.

Operating Results for the Three Months Ended September 30, 2006 and 2005

      Revenues.      Our revenues for the three months ended September 30, 2006 were $4,118 as compared to $0 for the same period in 2005.

     Operational Expenses.      Our operational expenses for the three months ended September 30, 2006 were $69,077 compared to $118,970 for the same period in 2005. The decrease in operational expenses is primarily due to a decrease in professional fees and travel.

     Interest Expense and Financing Costs.       Our interest expense and financing costs for the three months ended September 30, 2006 was $376 compared to $30,305 during the same period in 2005. The decrease in the interest expense and financing costs is the result of a decrease in debentures outstanding.

     Other.       Our other income the three months ended September 30, 2006 was $66,463 compared to $0 during the same period in 2005. The increase is due to the write-off of past due accrued interest that was forgiven when the convertible debentures were converted into preferred stock.

     Net Income (Loss).       Our net loss for the three months ended September 30, 2006 was 19,393 compared to ($113,050) for the same period in 2005. The decrease in the net loss is due to lower operational expenses and other income.

Operating Results for the Nine Months Ended September 30, 2006 and 2005

      Revenues.      Our revenues for the nine months ended September 30, 2006 were $22,030 as compared to $0 for the same period in 2005.

     Operational Expenses.      Our operational expenses for the nine months ended September 30, 2006 were $370,507 compared to $490,554 for the same period in 2005. The decrease in operational expenses is primarily due to a decrease in professional fees offset by in increase in depreciation and amortization and in impairment expense in 2006 due to the write-off of our web development costs.

     Interest Expense and Financing Costs.       Our interest expense and financing costs for the nine months ended September 30, 2006 was $1,123 compared to $41,878 during the same period in 2005. The decrease in the interest expense and financing costs is the result of a decrease in debentures outstanding.

     Other.       Our other income the nine months ended September 30, 2006 was $66,463 compared to $0 during the same period in 2005. The increase is due to the write-off of past due accrued interest that was forgiven when the convertible debentures were converted into preferred stock.

     Net Income (Loss).       Our net loss for the nine months ended September 30, 2006 was ($56,080) compared to ($308,400) for the same period in 2005. The decrease in the net loss is due to lower operational expenses and other income.

     Changes In Balance Sheet.       At September 30, 2006 we had current assets of $0 as compared to $25,705 at December 31, 2005, total assets of $12,446 at September 30, 2006 as compared to $99,011 at December 31, 2005, total liabilities of $3,674,873 at September 30, 2006 as compared to $3,890,599 at December 31, 2005 and stockholders’ equity (deficit) at September 30, 2006 of ($3,662,427) as compared to ($3,791,588) at December 31, 2005. The decrease in current and total assets is the result of paying for operational expenses and the write-off of our web development costs. The decrease in total liabilities is the result of the conversion of a note payable, convertible preferred stock and accrued dividends into shares of common stock.

     Liquidity, Capital Resources and Cash Requirements.       During the nine months ended September 30, 2006 net cash used in operating activities for the period was $209,347 to fund our operating expenses. Net cash used for investing activities was $0 and net cash provided by financing activities was $185,560 primarily as a result of the sale of 1,950 shares of Series E preferred stock.

      As a result of the above, as of September 30, 2006, we had a cash position of $(21,754).

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

Change in Number of Employees

      The Company in 2006 has no plan to hire additional employees depending upon the direction and nature of its ongoing business operations.

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

      As of September 30, 2006, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment.

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

PHOENIX INTERESTS, INC.
Registrant

Date:	November 20, 2006	By:	/s/ James D. Tilton, Jr.
James D. Tilton, Jr. Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

            In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Tilton, Jr. James D. Tilton, Jr. (Principal Executive Officer and Principal Accounting Officer)	Chairman President and Chief Executive Officer	November 20, 2006