Form 10KSB
period 2006-12-31
PHOENIX INTERESTS INC
filed 2007-04-16
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

COMMISSION FILE NUMBER 000-30949

PHOENIX INTERESTS, INC.

(Name of small business issuer in its charter)

NEVADA	61-1342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Riverpoint Plaza, Suite 706 Jeffersonville, IN	47130
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: (502) 584-4434

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Issuer’s revenues for its most recent fiscal year: $26,316.

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of April 16, 2007, based upon the closing price of such stock on that date was $475,000.

The number of shares of the issuer’s common stock outstanding as of April 16, 2007 was 943,027,694.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.)
FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

      During 2003, we discontinued all pinhooking activities and liquidated our remaining horse inventory. Going forward, we expected to generate revenues and profits when applicable from its investments in online account wagering, gaining and other various forms of legalized gambling. In March 2004, we formed a wholly owned subsidiary “Online Enterprises, Inc.” as its initial entry into online account wagering and ecommerce. Specifically, via our subsidiary Online Enterprises, Inc. we developed web sites “http://www.Barn66.com” and “http://www.BetBarn66.com,” which allowed users online to conduct live thoroughbred ecommerce and account wagering. The sites went live during November 2004 and January 2005, respectively. We were able to offer account wagering because of the affiliation we made in October 2004 with AmericaTab Ltd., an account wagering firm founded in 1999 and approved by the State of Oregon. During 2005, Barn66.com produced nominal revenue and we elected to offer its services for free to increase usage. BetBarn66.com produced revenue and showed growth during peak usage times.

      In January 2006, the Company was notified by AmericaTab, Ltd. that it was ending its affiliation by serving a six-month notice. Subsequently, the Company began exploring alternatives for its account wagering business. Consideration has focused on obtaining its own license, acquiring and/or affiliating with another account wagering firm.  In June 2006, the Company sold its customer base back to AmericaTab Ltd. The Company received $10,000 from a note payable issued to American Tab which is being repaid from revenue generated from the Company’s customer base.

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

      The ending affiliation with AmericaTab, Ltd., the incident with Patrick L. Brown and somewhat forced transition from being a “BDC” has had a material and harmful effect on the Company, its operations and future. Consequently, this is why the Company is open to other ideas and directions for the business. During the fourth quarter 2006, the Company focused on potential merger and acquisition candidates.

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

      We have historically lost money, and our losses may continue in the future

      We have historically lost money. As of December 31, 2006, we had had an accumulated deficit of $(6,185,582). Further such losses are likely to occur in the future, and we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. We can give no assurances that we will be successful in reaching or maintaining profitable operations.

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

      There is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages

      The report of our independent accountants on our December 31, 2006, financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding.

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

      We could lose the services of our chief executive officer

      Our future success depends, in significant part, on the continued services of James D. Tilton, Jr., our chief executive officer. Our loss of his services could adversely affect our ability to develop our business plan. We do not have an employment agreement with Mr. Tilton, nor do we currently maintain key-man life insurance policies on him. We have been unable to pay Mr. Tilton since August 2006.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     Our executive and administrative office is located at One RiverPoint Plaza, Suite 706, Jeffersonville, Indiana 47130. These premises are owned by James D. Tilton, Jr., our chief executive officer. Through June 30, 2003, he did not charge the company any rent for our use of these premises. Starting July 1, 2003, he has charged the company $1,250 per month for its use of these premises, and during 2005 increased it to $1,500 per month. Since August 2006, the Company has not been able to pay any rent.

ITEM 3. LEGAL PROCEEDINGS.

     As of December 31, 2006, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment.

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

	High	Low

For the year ended December 31, 2006:
Fourth quarter	$0.0002	$0.0001
Third quarter	$0.0006	$0.0006
Second quarter	$0.0025	$0.0006
First quarter	$0.0180	$0.0025
For the year ended December 31, 2005:
Fourth quarter	$0.027	$0.018
Third quarter	$0.029	$0.0009
Second quarter	$0.0431	$0.013
First quarter	$0.1125	$0.034

     As of April 16, 2007, there were approximately 1,000 record holders of our common stock.

      We have not paid any cash or other dividends on our common stock since our company was formed and we do not anticipate paying any such dividends in the foreseeable future. We intend to retain any earnings to use in our operations and to finance the expansion of our business.

      SALES OF UNREGISTERED SECURITIES

      None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

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

      During 2003, we discontinued all pinhooking activities and liquidated our remaining horse inventory. Going forward, we expected to generate revenues and profits when applicable from its investments in online account wagering, gaining and other various forms of legalized gambling. In March 2004, we formed a wholly owned subsidiary “Online Enterprises, Inc.” as its initial entry into online account wagering and ecommerce. Specifically, via our subsidiary Online Enterprises, Inc. we developed web sites “http://www.Barn66.com” and “http://www.BetBarn66.com,” which allowed users online to conduct live thoroughbred ecommerce and account wagering. The sites went live during November 2004 and January 2005, respectively. We were able to offer account wagering because of the affiliation we made in October 2004 with AmericaTab Ltd., an account wagering firm founded in 1999 and approved by the State of Oregon. During 2005, Barn66.com produced nominal revenue and we elected to offer its services for free to increase usage. BetBarn66.com produced revenue and showed growth during peak usage times.

      In January 2006, the Company was notified by AmericaTab, Ltd. that it was ending its affiliation by serving a six-month notice. Subsequently, the Company began exploring alternatives for its account wagering business. Consideration has focused on obtaining its own license, acquiring and/or affiliating with another account wagering firm.  In June 2006, the Company sold its customer base back to AmericaTab Ltd. The Company received $10,000 from a note payable issued to American Tab which is being repaid from revenue generated from the Company’s customer base.

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

      The ending affiliation with AmericaTab, Ltd., the incident with Patrick L. Brown and somewhat forced transition from being a “BDC” has had a material and harmful effect on the Company, its operations and future. Consequently, this is why the Company is open to other ideas and directions for the business. During the fourth quarter 2006, the Company focused on potential merger and acquisition candidates.

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

Operating Results for the Year Ended December 31, 2006 and 2005

      Revenues.      Our revenues for the year ended December 31, 2006 were $26,316 as compared to $26,234 for the same period in 2005. Our revenue come our Online Enterprises subsidiary which opened its web site for betting in 2005.

     Operational Expenses.      Our operational expenses for the year ended December 31, 2006 were $443,573 compared to $761,421 for the same period in 2005. The decrease in operational expenses is primarily due to a decrease in professional fees and advertising expenses.

     Other Income (Expense).       Our interest expense and financing costs for the year ended December 31, 2006 was $1,262 compared to $42,695 during the same period in 2005. The decrease in the interest expense and financing costs is the result of a decrease in debentures outstanding during 2006.

           Change in accrued derivative liability for the year ended December 31, 2006 was $204,819 compared to $185,554 during the same period in 2005. The increase is due to the reduction in the liability due to the conversion of debentures and preferred stock during 2006.

     Net Loss.       Our net loss for the year ended December 31, 2006 was ($147,237) compared to ($592,328) for the same period in 2005. The decrease in the net loss is due to lower operational expenses, and amortization of the beneficial conversion feature.

     Changes In Balance Sheet.       At December 31, 2006 we had current assets of $1,042 as compared to $25,705 at December 31, 2005, total assets of $12,620 at December 31, 2006 as compared to $99,011 at December 31, 2005, total liabilities of $3,806,437 at December 31, 2006 as compared to $3,890,599 at December 31, 2005 and stockholders’ equity (deficit) at December 31, 2006 of ($3,796,013) as compared to ($3,791,588) at December 31, 2005. The decrease in current and total assets is the result of paying for operational expenses. The decrease in total liabilities is the result of the decrease in convertible preferred stock which is shown as a current liability, as well as the decrease in Series D preferred stock and convertible notes payable.

     Liquidity, Capital Resources and Cash Requirements.       During the year ended December 31, 2006 net cash used in operating activities for the period was $205,819 which was principally used to fund our loss from operations. Net cash used for investing activities was $0 in 2006, whereas in 2005 we invested in our web site and purchase of equipment. Net cash provided by financing activities was $182,032, principally a result of us selling shares of Series E preferred stock for $195,000 and proceeds from note payable for $10,000 offset by preferred stock payments.

      As a result of the above, as of December 31, 2006, we had a cash position of $0.

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

Change in Number of Employees

      The Company in 2007 may hire additional employees depending upon the direction and nature of its ongoing business operations.

ITEM 7. FINANCIAL STATEMENTS.

     The financial statements of Phoenix Interests, Inc., including the notes thereto and the report of independent accountants thereon, commence at page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8a. CONTROLS AND PROCEDURES.

     Based on his evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports.

      Subsequent to the date of his evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

ITEM 8b. OTHER INFORMATION.

     None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

(a)   The following table sets forth the name, age and position with the Company of each officer and director of the Company as of the date of this report.

Name	Age	Position

James D. Tilton, Jr.	46	Chairman of the Board, Chief Executive Officer, President, and Secretary

Peter Klamka	38	Director

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

					Long-Term Compensation Awards
Name and Principal Position	Year	Salary		Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options

James D. Tilton, Jr. Chairman of the Board, Chief Executive Officer and President	2004	$	-(1)	$45,000(3)	$168,000(5)	-

James D. Tilton, Jr. Chairman of the Board, Chief Executive Officer and President	2005		$180,000(1)	$45,000(3)	$168,000(5)	-

James D. Tilton, Jr. Chairman of the Board, Chief Executive Officer and President	2006		$180,000(1)	$-	$-	$-

(1)      In 2003 and 2004, we did not pay Mr. Tilton a regular salary. Under his employment agreement with us, in 2002 we were required to pay him an annual salary of $180,000, respectively. We agreed to pay him an annual salary of $180,000 in 2003 and 2004 but did not do so. In 2005, we agreed to pay him a salary of $180,000, as well as 2006; however, only $107,817 was paid in 2006 due to lack of funds.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table shows, as of March 31, 2007, the beneficial ownership of our common stock and preferred stock (1) by any person or group that we know beneficially owns more than 5% of the outstanding common stock or any class of preferred stock, (2) by each director and executive officer, and (3) by all directors and executive officers as a group. Unless otherwise indicated, the holders of the shares shown in this table have sole voting and investment power with respect to those shares. The address of all individuals for whom an address is not otherwise indicated is One RiverPoint Plaza, Suite 706, Jeffersonville, Indiana 47131.

Name and Address of Beneficial Owner	Number of Shares of Beneficially Owned	Class of Stock	Percentage of Class (1)
James D. Tilton, Jr.	218,798	Common	0.00023%
	218,000	Class C Preferred	95.6%

Peter Klamka, Director	5,000(2)	Common	0.0000053%
	5,000	Class C Preferred	2.2%

All directors and	228,798	Common	0.00024%
officers as a group	228,000	Class C Preferred	97.8%

(1)     Figures based on 943,027,694 shares of common stock and 228,000 shares of Class C preferred stock being outstanding as of April 21, 2006, with each share of Class C preferred stock being convertible at any time, at the option of the holder, into one share of common stock.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The premises housing our executive and administrative office are owned by James D. Tilton, Jr., our chief executive officer. See “Description of Property.” Starting July 1, 2003, he has charged the company $1,250 per month for our use of these premises, and during 2005 was increased to $1,500 per month. Since August 2006, the Company, due to lack of funds has been unable to pay rent.

      By way of compensation in lieu of unpaid salary, in 2003 we issued shares to Mr. Tilton and in 2002, 2003, and 2004 we made lump-sum payments to him. See “Executive Compensation.” In addition, in December 2003 we agreed to pay to Mr. Tilton, as and when the board of directors determines that funds are available to do so and in one or more payments, a bonus of $200,000 in lieu of unpaid salary. In 2004, we paid Mr. Tilton $169,478 of this $200,000. During 2005, the balance was paid. See “Employment Agreement.”

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

3.6	Corrected certificate of designation of Series D preferred stock of the registrant.

3.7	Bylaws of the registrant (incorporated by reference to the registrant’s registration statement on Form 10-SB, as amended, filed with the Commission on July 5, 2000).

10.1	Debenture issued by the registrant to Patrick L. Brown due April 30, 2004 (incorporated by reference to the registrant’s quarterly report on form 10-QSB filed with the Commission on June 6, 2004).

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

14.1	Code of Ethics.

21.1	Subsidiaries of Registrant.

23.1	Consent of Gruber & Company LLC. (filed herewith)

31.1	Certification of the Chief Executive Officer under 18 U.S.C. section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Executive Officer under 18 U.S.C. section 1350, as adopted in accordance with section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Aggregate fees billed to us for the fiscal years ended December 31, 2006 and 2005 by our principal accountants, Pohl, McNabola, Berg & Company, are as follows:

	For the Years Ended December 31,
	2006	2005

Audit Fees	$18,000	$18,000
Audit-Related Fees	$16,500	$16,500
Tax Fees	$-	$-
Other Fees	$-	$-

      The audit-related fees relate to review services performed by our accountant; the tax fees relate to preparation of our tax returns by our accountant.

      Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by the audit committee to assure that those services do not impair the accountants’ independence. We do not have an audit committee, so our board of directors reviews and approves audit and permissible non-audit services performed by Pohl, McNabola, Berg & Company, as well as the fees they charge for performing those services.

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX INTERESTS, INC.
Registrant

Date:	April 16, 2007	By:	/s/ James D. Tilton, Jr.
James D. Tilton, Jr. Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

           In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Tilton, Jr. James D. Tilton, Jr. (Principal Executive Officer and Principal Accounting Officer)	Chairman President and Chief Executive Officer	April 16, 2007

/s/ Peter Klamka Peter Klamka	Director	April 16, 2007

PHOENIX INTERESTS, INC. CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2006 AND 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Phoenix Interests, Inc.
Jeffersonville, Indiana

            We have audited the accompanying consolidated balance sheet of Phoenix Interests, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

            We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Interests, Inc. and subsidiary as of December 31, 2006 and 2005, and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred a net loss of $147,237, used cash for operations of $205,819 for the year ended December 31, 2006, has an accumulated deficit of $6,185,582 as of December 31, 2006 and has a working capital deficit of $3,805,395 as of December 31, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber and Company, LLC
Certified Public Accountants

Lake St. Louis, Missouri
April 16, 2007

PHOENIX INTERESTS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2006 and 2005

	December 31, 2006	December 31, 2005

Assets:
Current assets
Cash and cash equivalents	$-	$23,787
Accounts receivable	1,042	1,918

Total current assets	1,042	25,705
Other assets
Property and equipment, net of accumulated depreciation of $13,067 and $6,864	11,578	17,781
Website development costs, net of accumulated amortization of $55,525 and $19,790	-	55,525

Total Assets	$12,620	$99,011

Liabilities & Stockholders’ Deficit:
Current Liabilities
Cash overdraft	$21,948	$-
Convertible notes payable	11,715	132,890
Note payable	2,590	-
Accounts payable and accrued expenses	208,564	187,743
Accrued compensation - related party	72,183	9,371
Capital lease obligation	7,134	8,517
Dividends payable	418,487	279,455
Accrued derivative liability	1,325,516	1,407,862
Preferred stock; Series A; $0.001 par value; 5,000 shares authorized; 2,656 shares issued and outstanding	265,600	265,600
Preferred stock; Series D convertible; $0.001 par value; 25,000 shares authorized; 8,969 and 11,890 shares issued and outstanding	896,900	1,189,000
Preferred stock; Series E convertible; $0.001 par value; 5,000 shares authorized; 5,758 and 4,018 shares issued and outstanding	575,800	401,800

Total current liabilities	3,806,437	3,882,238

Capital lease obligation, net of current portion	2,196	8,361

Total liabilities	3,808,633	3,890,599

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock, Series B; par value $0.001; 100,000 shares authorized;
0 and 0 shares issued and outstanding	$-	$-
Preferred stock, Series C; par value $0.001; 12,000,000 shares authorized,
228,000 shares issued and outstanding	228	228
Common stock, par value $0.001; 5,000,000,000 shares authorized;
841,450,771 and 30,176,943 shares issued and outstanding
in 2006 and 2005, respectively	841,451	30,177
Additional paid-in capital	1,547,890	1,815,606
Accumulated deficit	(6,185,582)	(5,637,599)

Total stockholders’ deficit	(3,796,013)	(3,791,588)

Total Liabilities & Stockholders’ Deficit	$12,620	$99,011

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Revenues	$26,316	$26,234

Operating expenses:
Compensation	180,000	180,000
Professional fees	164,666	415,561
Office expenses	7,093	47,3848
Travel	5,270	22,490
Advertising	-	26,243
Depreciation and amortization	18,755	28,209
Equipment rental	-	2,343
Rent	18,000	18,000
Insurance	5,160	3,902
Utilities	545	605
Bank charges	1,111	664
Impairment expense	42,973	16,020

Total operating expenses	443,573	761,421

Loss from operations	(417,257)	(735,187)

Other income (expense)
Interest expense and financing costs	(1,262)	(15,195)
Financing costs	-	(27,500)
Change in accrued derivative liability	204,819	185,554
Other	66,463	-

Total other income (expense)	270,020	142,859

Loss before provision for income taxes	(147,237)	(592,328)

Provision for income taxes	-	-

Net loss	(147,237)	(592,328)
Preferred stock dividends	(400,746)	(279,455)

Net loss attributed to common stockholders	$(547,983)	$(871,783)

Net loss per share attributed to common stockholders - basic and diluted	$(0.00)	$(0.09)

Weighted average shares outstanding basic and diluted	399,246,843	9,433,670

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
	Preferred Stock

	Series B		Series C		Common Stock		Additional		Total
							Paid-in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit

Balance, December 31, 2004, as restated	-	-	228	228,000	1,044	1,044,113	1,288,289	(4,378,002)	(3,088,441)
Common stock issued for settlement with investors					500	500,000	27,000		27,500
Common stock issued for conversion of debt					3,891	3,891,221	38,219		42,110
Common stock issued to redeem Series A preferred stock					391	390,828	68,009		68,400
Value of beneficial conversion feature in connection with issuance of Series D & E preferred stock								(387,814)	(387,814)
Common stock issued with Series E preferred stock					300	300,000	(300)		-
Proceeds from the sale of common stock					14,285	14,284,760	100,715		115,000
Payment of commissions and offering expenses							(30,000)		(30,000)
Conversion of Series D preferred stock to common stock					7,644	7,643,619	287,569		295,240
Conversion of Series E preferred stock to common stock					2,122	2,122,402	36,078		38,200
Accrued preferred stock dividends								(279,455)	(279,455)
Net loss								(592,328)	(592,328)

Balance, December 31, 2005	-	-	228	228,000	30,177	30,176,957	1,815,606	(5,637,599)	(3,791,588)
Common stock issued for conversion of debt					376,474	376,474,317	(255,299)		121,175
Common stock issued for conversion of Series D & E preferred stock and payment of Series D & E dividends					434,800	434,799,497	(12,416)		422,384
Value of beneficial conversion feature of Series E preferred stock issued								(122,473)	(122,473)
Accrued preferred stock dividends								(278,273)	(278,273)
Net loss								(147,237)	(147,237)

Balance, December 31, 2006	$-	-	$228	228,000	$841,451	841,450,757	$1,547,890	$(6,185,592)	$(3,796,013)

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
	For the years ended December 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(147,237)	$(592,328)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	18,755	28,209
Change in accrued derivative liability	(204,819)	(185,554)
Common stock issued for settlement with investors	-	27,500
Impairment expense	42,973	16,020
Changes in operating assets and liabilities:
Accounts receivable	876	(1,918)
Accounts payable and accrued expenses	(20,674)	12,140
Accrued interest	147	-
Accrued compensation - related party	62,812	(66,150)

Net cash used in operating activities	(205,819)	(762,081)

Cash flows from investing activities:
Payment for website development costs	-	(20,357)
Payment for property and equipment	-	(18,485)

Net cash used in investing activities	-	(38,842)

Cash flows from financing activities:
Cash overdraft, net	21,948	27,055
Proceeds from sale of common stock	-	115,000
Proceeds from sale of Class E preferred stock	195,000	440,000
Offering costs	-	(30,000)
Proceeds from note payable	10,000	-
Payments on notes payable	(7,410)	-
Preferred stock payments	(29,958)	-
Payment of capital lease obligation	(7,548)	(6,949)

Net cash provided by financing activities	182,032	518,051

Net decrease in cash and cash equivalents	(23,787)	(282,872)
Cash and cash equivalents beginning of period	23,787	306,659

Cash and cash equivalents end of period	$-	$23,787

Supplemental Disclosure of Cash Flow Information:
Interest paid	$747	$1,641
Income taxes paid	$-	$-

Supplemental Non-Cash Investing and Financing Activities:
Capital lease obligation	$-	$17,367
Conversion of debentures/notes payable to common stock	$121,175	$41,620
Conversion of Series D & E dividends to common stock	$109,283	$-
Conversion of debentures to Series D preferred stock	$-	$250,340
Conversion of Series A, D & E preferred stock to common stock	$313,100	$507,842

The accompanying notes are an integral part of these financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

           Phoenix Interests, Inc. (the “Company”) was organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc. Effective May 18, 2004, the Company changed its name to Phoenix Interests, Inc. The Company’s prior business operations consisted of purchasing, training and selling of thoroughbred horses. As of December 31, 2003, the Company liquidated its entire inventory of thoroughbred horses. On January 20, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company’s common stock. On March 14, 2006, the Company filed a Definitive Information Statement with the Securities and Exchange Commission to withdraw as a business development company under the Investment Company Act of 1940. The financial statements for the years ended December 31, 2006 and 2005 have not been presented in a business development company format.

Going Concern

           The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the years ended December 31, 2006 of $147,237, used cash for operating activities of $205,819 for the years ended December 31, 2006 and at December 31, 2006, had an accumulated deficit of $6,185,582 and a working capital deficit of $3,805,395. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that it can continue to raise equity financing to support its operations.

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

Stock Based Compensation

           The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.”  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were no stock options granted during the years ended December 31, 2006 and 2005.

Use of Estimates

           The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2006, the Company used estimates in determining accrued expenses, the value of stock based compensation issued for services and the value of the accrued derivative liability. Actual results could differ from these estimates.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Fair Value of Financial Instruments

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

Property and Equipment

           Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 2-5 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations. Depreciation expense for property and equipment for the years ended December 31, 2006 and 2005 was $6,203 and $8,419, respectively. During the year ended December 31, 2005, the Company took an impairment expense of $16,020 related to the write off of certain equipment.

Web Development Costs

           Website development costs are for the development of the Company’s Online Enterprises, Inc. subsidiary’s Internet website. These costs have been capitalized when acquired and installed, and will be amortized over three years once placed in service. The Company accounts for these costs in accordance with EITF 00-2, “Accounting for Website Development Costs,” which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Website development costs will be amortized over 36 months. Amortization began in 2005 when the website was placed in service.  During the year ended December 31, 2006, the Company wrote-off its web development costs since it concluded that it had no future value.

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

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Organization Costs

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

Earnings (Loss) Per Share

           The Company reports earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.“ Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2006 and 2005 because the effect would have been anti-dilutive:

	2006	2005
Common stock issuable (approximate) upon conversion of notes payable	90,115,385	84,444,444
Common stock issuable (approximate) upon conversion of preferred stock	15,216,993,810	803,964,727

Comprehensive Loss

           SFAS No. 130, “Reporting Comprehensive Loss,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the years ended December 31, 2006 and 2005, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive loss has not been included herein.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Reclassification

           Certain reclassifications have been made to the 2005 balances to conform to the 2006 presentation.

Recently Issued Accounting Pronouncements

           In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest?only strips and principal?only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special?purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the Company’s consolidated financial statements.

           In March 2006, the FASB issued SFAS 156 “Accounting for Servicing of Financial Assets”. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose the ’amortization method’ or ’fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities; (4) at its initial adoption, permits a one?time reclassification of available?for?sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available?for?sale securities under SFAS 115, provided that the available?for?sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the Company’s consolidated financial statements.

           In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

           In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An amendment of FASB Statements No. 87, 88 106, and 132(R)”. One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer’s financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single?employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year?end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the Company’s consolidated financial statements.

           FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” Interpretation No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more likely than not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more likely than not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation No. 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation No. 48 will result in an adjustment to goodwill. While the Company analysis of the impact of adopting Interpretation No. 48 is not yet complete, it does not currently anticipate it will have a material impact on the Company’s consolidated financial statements.

           In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

           In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements. EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance in EITF 00?19?2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. EITF 00-19-2 is effective for fiscal year beginning after December 15, 2006. The Company has determined that this FSP will not have an impact on its December 31, 2006 financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

            Total rent expense paid to Mr. Tilton, the Company’s CEO for the years ended December 31, 2006 and 2005 was $18,000 and $18,000, respectively.

            At December 31, 2006, the Company reflected an accrual for unpaid officer compensation of $72,183.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

         The Company has the following convertible debentures outstanding as of December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005

Compass Capital Group, bears interest at 8% per annum, convertible to common stock at a price equal to 65% of the closing bid price. The debenture matured on January 1, 2005 and in September 2005 the Company settled with Compass allowing it to convert $11,750 per month.	$11,715	$132,890

NOTE 4 –NOTE PAYABLE

         In July 2006, the Company issued a note payable to America Tab Ltd. on the amount of $10,000.  The note bears interest at 10% per annum and is to be repaid from revenue generated from the Company’s website.  As of December 31, 2006, $7,410 of this note has been repaid leaving an unpaid balance of $2,590.

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

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

         On January 7, 2004, the Company affected a one-for-ten reverse stock split of its common stock. On January 20, 2006, the Company authorized a one for fifty reverse stock split of its common stock. All share information for common shares has been retroactively restated for these two reverse stock splits.

         Common Stock

         The Company had the following transactions in its common stock:

         •      during the years ended December 31, 2006, the Company issued 376,474,317 shares of common stock to holders of notes payable for the conversion of $121,175 in notes payable;

         •      during the years ended December 31, 2006, the Company issued 434,799,497 shares of common in exchange for 2,921 and 210 shares for Series D and E preferred stock, respectively, and the payment of $109,283 in Series D and E preferred stock dividends;

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

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

         •      in September 2005, the Company issued 6,704,749 shares of common stock in exchange for the conversion of 630 shares of Series D preferred stock and 112 shares of Series E preferred stock;

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

         •      in December 2005, the Company issued 146,996 shares of common stock in exchange for the conversion of 20 shares of Series D preferred stock; and

         •      in December 2005, the Company issued 1,205,128 shares of common stock in exchange for the conversion of a convertible debenture of $11,750.

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

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

          Series D Preferred Stock - There are 25,000 shares of Series D preferred stock authorized. Shares of Series D preferred stock are entitled to participate, on an as-converted basis, in any dividends declared on the common stock. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Corporation, holders of Series D preferred stock shall be entitled to share pari passu with the holders of shares of common stock in the assets of the Corporation, on an as converted basis, whether such assets are capital or surplus of any nature. Any outstanding shares of Series D preferred stock may, at the option of the holder, be converted at any time or from time to time into fully paid and nonassessable shares of common stock at the conversion rate in effect at the time of conversion, determined as provided herein, except that (1) a holder of shares of Series D preferred stock may at any given time convert only up to that number of shares of Series D preferred stock as would result in the aggregate beneficial ownership of the Company’s common stock (calculated in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of that holder and all persons affiliated with that holder not being more than 4.99% of the Company’s common stock then outstanding and (2) a holder of shares of Series D preferred stock may not convert more than half of that holder’s shares of Series D preferred stock within any 30-day period. The number of shares into which one share of Series D preferred stock is convertible will be determined by dividing (1) the sum of (A) Stated Value plus (B) an amount equal to 1% of the Stated Value multiplied by the number of months from the original issue date until the date of conversion (pro rated for any period of less than a month) by (2) the conversion price at that time. The conversion price is the lesser of (1) 70% of the closing bid price and (2) $0.0192 (the amount being 120% of the closing bid price on December 22, 2004).

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

         The Company had the following transaction in its preferred stock:

         •      during the years ended December 31, 2006, the Company issued 1,950 shares of Series E preferred stock for $195,000 in cash. The 1,950 shares of Series E preferred stock issued in this transaction can be converted into shares of the Company’s common stock at 70% of the current market price. The beneficial conversion feature resulting from this issuance amounted to $122,473 which has been recorded in the accompanying financial statements as a dividend payment;

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

         •      in September of 2005, the Company issued 100 shares of Series E preferred stock for $10,000 in cash. The 100 shares of Series E preferred stock issued in this transaction can be converted into shares of the Company’s common stock at 70% of the current market price. The beneficial conversion feature resulting from this issuance amounted to $4,286 which has been recorded in the accompanying financial statements as a dividend; and

         •      in November and December of 2005, the Company issued 1,300 shares of Series E preferred stock for $130,000 in cash. The 1,300 shares of Series E preferred stock issued in this transaction can be converted into shares of the Company’s common stock at 70% of the current market price. The beneficial conversion feature resulting from this issuance amounted to $55,714 which has been recorded in the accompanying financial statements as a dividend.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 6 – INCOME TAXES

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2006 are as follows:

December 31, 2006

Deferred tax assets:
Federal net operating loss	$1,429,000
State net operating loss	215,000

Total deferred tax assets	1,644,000
Less valuation allowance	(1,644,000)

$-

            At December 31, 2006, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $4,200,000 and $4,299,000, respectively. NOLs could, if unused, expire in varying amounts in the years 2017 through 2019.

            The valuation allowance increased by $54,000 and $221,000 during 20065 and 2005, respectively. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2006 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

            The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2006 and 2005 is as follows:

	2006		2005

Federal income tax rate	(34.0%	)	(34.0%	)
State tax, net of federal benefit	(5.0%	)	(5.0%	)
Increase in valuation allowance	39.0%		39.0%

Effective income tax rate	0.0%		0.0%

            Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate.

PHOENIX INTERESTS, INC. AND SUBSIDIARY (formerly Thoroughbred Interests, Inc.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 7 – COMMITMENTS AND CONTINGENCIES

            Leases

            The Company leases an auto and certain equipment under capital lease obligations. Future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

Capital Leases

Years ending December 31,
2007	$7,846
2008	2,241

Net minimum lease payments	10,087

Less amount representing interest	(757)

Present value of net minimum lease payments	9,330
Less: Current portion	(7,134)

Long-term portion	$2,196

            Included in property and equipment is capitalized lease equipment of $24,645 with accumulated amortization of $13,67 at December 31, 2006.

            Litigation

            The Company may be named as a defendant in legal actions arising from its normal operations, and from time-to-time is presented with claims for damages arising out of its actions. The management of the Company anticipates that any damages or expenses it may incur in connection with these actions, individually and collectively, will not have a material adverse effect on the Company. As of December 31, 2006, the Company was not a named party to any pending legal proceedings, other than routine litigation deemed incidental to our business.