Form 10QSB
period 2007-03-31
PHOENIX INTERESTS INC
filed 2007-05-21
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

     State the number of shares outstanding of each of the issuer’s classes of common equity. As of May 21, 2007 - 1,008,170,551 shares of common stock.

     Transitional Small Business Disclosure Format (check one) Yes    ☐           No    ☒

PHOENIX INTERESTS, INC. AND SUBSIDIARY
FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2007

PART I   FINANCIAL INFORMATION

Item I.   Financial Statements

PHOENIX INTERESTS, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31, 2007	December 31, 2006
	(unaudited)
Assets:
Current assets
Cash and cash equivalents	$-	$-
Accounts receivable	-	1,042

Total current assets	-	1,042
Other assets
Property and equipment, net of accumulated depreciation of $13,935 and $13,067	10,710	11,578

Total Assets	$10,710	$12,620

Liabilities & Stockholders’ Deficit:
Current Liabilities
Cash overdraft	$21,926	$21,948
Convertible notes payable	-	11,715
Note payable	-	2,590
Accounts payable and accrued expenses	243,718	208,564
Accrued compensation - related party	119,678	72,183
Capital lease obligation	8,774	7,134
Dividends payable	487,241	418,487
Accrued derivative liability	1,358,535	1,325,516
Preferred stock; Series A; $0.001 par value; 5,000 shares authorized; 2,656 and 2,656 shares issued and outstanding	265,600	265,600
Preferred stock; Series D convertible; $0.001 par value; 25,000 shares authorized; 8,969 and 8,969 shares issued and outstanding	896,900	896,900
Preferred stock; Series E convertible; $0.001 par value; 5,000 shares authorized; 5,758 and 5,758 shares issued and outstanding	575,800	575,800

Total current liabilities	3,978,172	3,806,437

Capital lease obligation, net of current portion	556	2,196

Total liabilities	3,978,728	3,808,633

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock, Series B; par value $0.001; 100,000 shares authorized;
0 and 0 shares issued and outstanding	$-	$-
Preferred stock, Series C; par value $0.001; 12,000,000 shares authorized,
228,000 and 228,000 shares issued and outstanding	228	228
Common stock, par value $0.001; 5,000,000,000 shares authorized;
943,027,680 and 841,450,757 shares issued and outstanding
in 2007 and 2006, respectively	943,028	841,451
Additional paid-in capital	1,458,028	1,547,890
Accumulated deficit	(6,369,302)	(6,185,582)

Total stockholders’ deficit	(3,968,018)	(3,796,013)

Total Liabilities & Stockholders’ Deficit	$10,710	$12,620

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (Unaudited)

	2007	2006

Revenues	$3,697	$7,227

Operating expenses:
Compensation	45,000	45,000
Professional fees	30,174	58,073
Office expenses	4,782	7,003
Travel	-	4,800
Depreciation and amortization	868	8,054
Rent	4,500	4,500
Insurance	-	1,120
Utilities	-	175
Bank charges	123	138

Total operating expenses	85,447	128,863

Loss from operations	(81,750)	(121,636)

Other income (expense)
Interest expense and financing costs	(197)	(390)
Change in accrued derivative liability	(33,019)	99,492

Total other income (expense)	(33,216)	99,102

Loss before provision for income taxes	(114,966)	(22,534)

Provision for income taxes	-	-

Net loss	(114,966)	(22,534)
Preferred stock dividends	(68,754)	(117,335)

Net loss attributed to common stockholders	$(183,720)	$(139,869)

Net loss per share attributed to common stockholders - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding basic and diluted	929,896,925	67,745,369

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2007 (unaudited)
	Preferred Stock

	Series B		Series C		Common Stock		Additional		Total
							Paid-in	Accumulated	Stockholders’
	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Deficit	Deficit

Balance, December 31, 2006	-	-	228	228,000	841,451	841,450,757	1,547,890	(6,185,582)	(3,796,013)
Common stock issued for conversion of debt					101,577	101,576,923	(89,862)		11,715
Accrued preferred stock dividends								(68,754)	(68,754)
Net loss								(114,966)	(114,966)

Balance, March 31, 2007	$-	-	$228	228,000	$943,028	943,027,680	$1,458,028	$(6,369,302)	$(3,968,018)

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (Unaudited)
	For the three months ended March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(114,966)	$(22,534)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	868	8,054
Change in accrued derivative liability	33,019	(99,492)
Changes in operating assets and liabilities:
Accounts receivable	1,042	1,581
Accounts payable and accrued expenses	35,154	36,319
Accrued compensation - related party	47,495	(9,371)

Net cash provided by (used in) operating activities	2,612	(85,443)

Cash flows from financing activities:
Cash overdraft, net	(22)	18,909
Proceeds from sale of Class E preferred stock	-	75,000
Payment on note payable	(2,590)	-
Payment of preferred stock dividends	-	(29,960)
Payment of capital lease obligation	-	(2,293)

Net cash (used in) provided by financing activities	(2,612)	61,656

Net decrease in cash and cash equivalents	-	(23,787)
Cash and cash equivalents beginning of period	-	23,787

Cash and cash equivalents end of period	$-	$-

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$390
Income taxes paid	$-	$-

Supplemental Non-Cash Investing and Financing Activities:
Capital lease obligation	$-	$17,367
Conversion of debentures/notes payable to common stock	$11,715	$27,350
Conversion of Series D & E dividends to common stock	$-	$100,028
Conversion of Series A, D & E preferred stock to common stock	$-	$64,100

The accompanying notes are an integral part of these financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

           Phoenix Interests, Inc. (the “Company”) was organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc. Effective May 18, 2004, the Company changed its name to Phoenix Interests, Inc. The Company’s prior business operations consisted of purchasing, training and selling of thoroughbred horses. As of December 31, 2003, the Company liquidated its entire inventory of thoroughbred horses. On January 20, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company’s common stock. On March 14, 2006, the Company filed a Definitive Information Statement with the Securities and Exchange Commission to withdraw as a business development company under the Investment Company Act of 1940. The financial statements for the three months ended March 31, 2007 and 2006 have not been presented in a business development company format.

Going Concern

           The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the three months ended March 31, 2007 of $114,966, and at March 31, 2007, had an accumulated deficit of $6,369,302 and a working capital deficit of $3,978,172. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that it can continue to raise equity financing to support its operations or find an acquisition canidate to complete a merger.

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

Stock Based Compensation

           The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.”  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were no stock options granted during the three months ended March 31, 2007 and 2006.

PHOENIX INTERESTS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Use of Estimates

           The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of March 31, 2007, the Company used estimates in determining accrued expenses, the value of stock based compensation issued for services and the value of the accrued derivative liability. Actual results could differ from these estimates.

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

Property and Equipment

           Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 2-5 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations. Depreciation expense for property and equipment for the three months ended March 31, 2007 and 2006 was $868 and $8,054, respectively.

PHOENIX INTERESTS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued THREE MONTHS ENDED MARCH 31, 2007 AND 2006

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

PHOENIX INTERESTS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Earnings (Loss) Per Share

           The Company reports earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.“ Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2007 and 2006 because the effect would have been anti-dilutive:

	2007	2006
Common stock issuable (approximate) upon conversion of notes payable	-	31,401,010,476
Common stock issuable (approximate) upon conversion of preferred stock	77,602,941	1,369,000

Comprehensive Loss

           SFAS No. 130, “Reporting Comprehensive Loss,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the three months ended March 31, 2007 and 2006, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive loss has not been included herein.

Reclassification

           Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

Recently Issued Accounting Pronouncements

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

           In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An amendment of FASB Statements No. 87, 88 106, and 132(R)”. One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer’s financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially

PHOENIX INTERESTS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued THREE MONTHS ENDED MARCH 31, 2007 AND 2006 recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the Company’s consolidated financial statements.

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

           In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements. EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance in EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. EITF 00-19-2 is effective for fiscal year beginning after December 15, 2006. The Company has determined that this FSP will not have an impact on its March 31, 2007 financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE 2 – RELATED PARTY TRANSACTIONS

            Total rent expense paid to Mr. Tilton, the Company’s CEO for the three months ended March 31, 2007 and 2006 was $4,500 and $4,500, respectively.

            At March 31, 2007, the Company reflected an accrual for unpaid officer compensation of $119,678.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

         The Company has the following convertible debentures outstanding as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Compass Capital Group, bears interest at 8% per annum, convertible to common stock at a price equal to 65% of the closing bid price. The debenture matured on January 1, 2005 and in September 2005 the Company settled with Compass allowing it to convert $11,750 per month.	$-	$11,715

NOTE 4 –NOTE PAYABLE

         In July 2006, the Company issued a note payable to America Tab Ltd. on the amount of $10,000.  The note bears interest at 10% per annum and is to be repaid from revenue generated from the Company’s website.  As of March 31, 2007, this note was fully paid.

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

         Common Stock

         The Company had the following transactions in its common stock:

         •      during the three months ended March 31, 2007, the Company issued 101,576,923 shares of common stock to holders of notes payable for the conversion of $11,715 in notes payable;

PHOENIX INTERESTS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued THREE MONTHS ENDED MARCH 31, 2007 AND 2006

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

PHOENIX INTERESTS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued THREE MONTHS ENDED MARCH 31, 2007 AND 2006

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

      The ending affiliation with AmericaTab, Ltd., the incident with Patrick L. Brown and somewhat forced transition from being a “BDC” has had a material and harmful effect on the Company, its operations and future. Consequently, this is why the Company is open to other ideas and directions for the business. Beginning in the fourth quarter of 2006 and continuing through the present, the Company focused on potential merger and acquisition candidates.

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

Operating Results for the Three Months Ended March 31, 2007 and 2006

      Revenues.      Our revenues for the three months ended March 31, 2007 were $3,697 as compared to $7,227 for the same period in 2006. The decrease was due to selling Online Enterprises, Inc. customer base.

     Operational Expenses.      Our operational expenses for the three months ended March 31, 2007 were $85,447 compared to $128,863 for the same period in 2006. The decrease in operational expenses is primarily due to a decrease in professional fees and travel.

     Interest Expense and Financing Costs.       Our interest expense and financing costs for the three months ended March 31, 2007 was $197 compared to $390 during the same period in 2006. The decrease in the interest expense and financing costs is the result of a decrease in debentures outstanding.

     Net Income (Loss).       Our net loss for the three months ended March 31, 2007 was ($183,720) compared to ($139,869) for the same period in 2006. The increase in the net loss is due to the change in accrued derivative liability.

     Changes In Balance Sheet.       At March 31, 2007 we had current assets of $0 as compared to $1,042 at December 31, 2006, total assets of $10,710 at March 31, 2007 as compared to $12,620 at December 31, 2006, total liabilities of $3,978,728 at March 31, 2007 as compared to $3,808,633 at December 31, 2006 and stockholders’ equity (deficit) at March 31, 2007 of ($3,968,018) as compared to ($3,796,013) at December 31, 2006. The decrease in current and total assets is the result of paying for operational expenses and the write-off of our web development costs. The increase in total liabilities and stockholders’ (deficit) is due to changes in accrued derivative liability.

     Liquidity, Capital Resources and Cash Requirements.       During the three months ended March 31, 2007 net provided by operating activities was $2,612. Net cash used for investing activities was $0 and net cash used in financing activities was $(2,612).

      As a result of the above, as of March 31, 2007, we had a cash position of $0.

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

Change in Number of Employees

      The Company in 2007 has no plan to hire additional employees depending upon the direction and nature of its ongoing business operations.

Item 3.    CONTROLS AND PROCEDURES.

      Our Chief Executive Officer (the “CEO”), who is our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon his evaluation, the CEO concluded that the disclosure controls and procedures are effective (i) in timely alerting him to material information required to be included in this report and (ii) to ensure that he is able to record, process and summarize and report the information he is required to disclose in the reports we file with the SEC within the required time periods.

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

      As of March 31, 2007, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

      Not applicable.

Item 3.   Defaults Upon Senior Securities

      None.

Item 4.   Submission of Matters to a Vote of Security Holders

      None.

Item 5.   Other Information

      Not applicable.

Item 6.   Exhibits

No.	Description

31.1

Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. section 1350, as adopted in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX INTERESTS, INC.
Registrant

Date:	May 21, 2007	By:	/s/ James D. Tilton, Jr.
James D. Tilton, Jr. Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

            In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Tilton, Jr. James D. Tilton, Jr. (Principal Executive Officer and Principal Financial Officer)	Chairman President and Chief Executive Officer	May 21, 2007