Form 10QSB
period 2007-06-30
PHOENIX INTERESTS INC
filed 2007-08-14
CIK 1092448

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------
                                   FORM 10-QSB
                           -------------------------

                    [X] QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

                    [ ] TRANSITION REPORT UNDER SECTION 13 OR
                           15(d) OF THE EXCHANGE ACT

       FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER: 000-30949

                    ----------------------------------------

                             PHOENIX INTERESTS, INC.
                         ONE RIVERPOINT PLAZA, SUITE 706
                            JEFFERSONVILLE, IN 47130
                                 (502) 584-4434

                    ----------------------------------------

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity. As of August 14, 2007 - 1,008,170,551 shares of common stock.


     Transitional Small Business Disclosure Format (check one) Yes [ ]    No [X]

                             PHOENIX INTERESTS, INC.
                     (FORMERLY THOROUGHBRED INTERESTS, INC.)
                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2007

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
                         PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements:                                              3

           Consolidated Balance Sheets as of  June 30, 2007.                  3

           Consolidated Statements of Operations For the Three and Six
              Months Ended June  30, 2007 and 2006.                           4

           Consolidated Statement of Stockholders' Deficit For the Six
              Months Ended June  30, 2007.                                    5

           Consolidated Statements of Cash Flows For the Six Months
              Ended June 30, 2007 and 2006.                                   6

           Notes to Financial Statements.                                     7

Item 2.    Management's Discussion and Analysis or Plan of Operation.         15

Item 3.    Controls and Procedures.                                           19

                           PART II   OTHER INFORMATION

Item 1.    Legal Proceedings.                                                 20

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.       20

Item 3.    Defaults Upon Senior Securities.                                   20

Item 4.    Submission of Matters to a Vote of Security Holders.               20

Item 5.    Other Information.                                                 20

Item 6.    Exhibits.                                                          20


Signatures.                                                                   21

PART I   FINANCIAL INFORMATION
ITEM I.   FINANCIAL STATEMENTS

                     PHOENIX INTERESTS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                    As of June 30, 2007 and December 31, 2006


                                                           JUNE 30,      DECEMBER 31,
                                                             2007           2006
                                                          -----------    -----------
                                                          (unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                             $        --    $        --
    Accounts receivable                                            --          1,042

                                                          -----------    -----------
TOTAL CURRENT ASSETS                                               --          1,042

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $14,804 and $13,067                           9,841         11,578

                                                          -----------    -----------
TOTAL ASSETS                                              $     9,841    $    12,620
                                                          ===========    ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Cash overdraft                                        $    21,918    $    21,948
    Convertible notes payable                                      --         11,715
    Note payable                                                   --          2,590
    Accounts payable and accrued expenses                     258,649        208,564
    Accrued compensation - related party                      169,709         72,183
    Capital lease obligation                                    8,774          7,134
    Dividends payable                                         550,456        418,487
    Accrued derivative liability                            1,377,627      1,325,516
    Preferred stock; Series A; $0.001 par value;
      5,000 shares authorized; 2,656 and 2,656 shares
      issued and outstanding                                  265,600        265,600
    Preferred stock; Series D convertible; $0.001 par
      value; 25,000 shares authorized; 8,665 and 8,969
      shares issued and outstanding                           866,500        896,900
    Preferred stock; Series E convertible; $0.001 par
      value; 25,000 shares authorized; 5,758 and 5,758
      shares issued and outstanding                           575,800        575,800

                                                          -----------    -----------
TOTAL CURRENT LIABILITIES                                   4,095,033      3,806,437

CAPITAL LEASE OBLIGATION, net of current portion                  556          2,196

                                                          -----------    -----------
TOTAL LIABILITIES                                           4,095,589      3,808,633
                                                          -----------    -----------

COMMITMENTS AND CONTINGENCIES                                      --             --

STOCKHOLDERS' DEFICIT
    Preferred stock; Series B; $0.001 par value;
      100,000 shares authorized; 0 and 0 shares
      issued and outstanding                                       --             --
    Preferred stock; Series C; $0.001 par value;
      12,000,000 shares authorized; 228,000 and
      228,000 shares issued and outstanding                       228            228
    Common stock; $0.001 par value; 5,000,000,000
      shares authorized; 1,008,170,551 and
      841,450,771 shares issued and outstanding             1,008,171        841,451
    Additional paid-in capital                              1,428,368      1,547,890
    Accumulated deficit                                    (6,522,515)    (6,185,582)

                                                          -----------    -----------
TOTAL STOCKHOLDERS' DEFICIT                                (4,085,748)    (3,796,013)
                                                          -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $     9,841    $    12,620
                                                          ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                             PHOENIX INTERESTS, INC. AND SUBSIDIARY
                              Consolidated Statements of Operations
                    For The Three and Six Months Ended June 30, 2007 and 2006
                                           (Unaudited)


                                                THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                              ------------------------------    ------------------------------
                                                   2007            2006             2007             2006
                                              -------------    -------------    -------------    -------------
                                               (unaudited)      (unaudited)      (unaudited)      (unaudited)

REVENUES                                      $       5,445    $      10,685    $       9,142    $      17,912

OPERATING EXPENSES
     Compensation                                    45,000           45,000           90,000           90,000
     Professional fees                               18,204           62,179           48,378          120,252
     Office expenses                                  2,438            5,828            7,220           12,831
     Travel                                              --              250               --            5,050
     Depreciation and amortization                      869            8,055            1,737           16,109
     Equipment rental                                    --               --               --               --
     Rent                                             4,500            4,500            9,000            9,000
     Insurance                                           --            3,387               --            4,507
     Utilities                                           60              160               60              335
     Bank charges                                        38              235              161              373
     Impairment expense                                  --           42,973               --           42,973

                                              -------------    -------------    -------------    -------------
TOTAL OPERATING EXPENSES                             71,109          172,567          156,556          301,430
                                              -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                                (65,664)        (161,882)        (147,414)        (283,518)

OTHER INCOME (EXPENSE)
     Interest expense and financing costs              (159)            (357)            (356)            (747)
     Change in accrued derivative liability         (19,092)         109,300          (52,111)         208,792

                                              -------------    -------------    -------------    -------------
TOTAL OTHER INCOME (EXPENSE)                        (19,251)         108,943          (52,467)         208,045
                                              -------------    -------------    -------------    -------------

LOSS BEFORE PROVISION FOR INCOME TAXES              (84,915)         (52,939)        (199,881)         (75,473)

PROVISION FOR INCOME TAXES                               --               --               --               --
                                              -------------    -------------    -------------    -------------

NET LOSS                                            (84,915)         (52,939)        (199,881)         (75,473)

PREFERRED STOCK DIVIDENDS                           (68,298)        (129,907)        (137,052)        (247,242)
                                              -------------    -------------    -------------    -------------

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS    $    (153,213)   $    (182,846)   $    (336,933)   $    (322,715)
                                              =============    =============    =============    =============

NET LOSS PER SHARE ATTRIBUTED TO COMMON
  STOCKHOLDERS - BASIC AND DILUTED:           $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
                                              =============    =============    =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC AND DILUTED                          984,547,317      215,619,548      957,373,089      142,090,951
                                              =============    =============    =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.



                                     PHOENIX INTERESTS, INC. AND SUBSIDIARY
                                 Consolidated Statement of Stockholders' Deficit
                                     For The Six Months Ended June 30, 2007
                                                   (unaudited)


                                    SERIES C               COMMON STOCK           ADDITIONAL                         TOTAL
                              -------------------   ---------------------------     PAID-IN       ACCUMULATED     STOCKHOLDERS'
                                SHARES     AMOUNT       SHARES        AMOUNT        CAPITAL         DEFICIT         DEFICIT
                              ---------   -------   -------------   -----------   -----------    -------------    -------------

BALANCE, DECEMBER 31, 2006      228,000   $   228     841,450,757   $   841,451   $ 1,547,890    $  (6,185,582)   $  (3,796,013)

Common stock issued for
  conversion of debt                 --        --     101,576,923       101,577       (89,862)              --           11,715
Common stock issued for
  conversion of Series
  D preferred stock and
  preferred stock dividends          --        --      65,142,857        65,143       (29,660)              --           35,483
Accrued preferred stock
  dividends                          --        --              --            --            --         (137,052)        (137,052)
Net loss                             --        --              --            --            --         (199,881)        (199,881)
                              ---------   -------   -------------   -----------   -----------    -------------    -------------
BALANCE, JUNE 30, 2007          228,000   $   228   1,008,170,537   $ 1,008,171   $ 1,428,368    $  (6,522,515)   $  (4,085,748)
                              =========   =======   =============   ===========   ===========    =============    =============


                              The accompanying notes are an integral part of these
                                       consolidated financial statements.



                             PHOENIX INTERESTS, INC. AND SUBSIDIARY
                              Consolidated Statements of Cash Flows
                         For The Six Months Ended June 30, 2007 and 2006
                                           (Unaudited)


                                                                  SIX MONTHS ENDED JUNE 30,
                                                                   ----------------------
                                                                     2007         2006
                                                                   ---------    ---------
                                                                  (unaudited)  (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                        $(199,881)   $ (75,473)
   Adjustment to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                   1,737       16,109
       Change in accrued derivative liability                         52,111     (208,792)
       Impairment expense                                                 --       42,973
   Changes in operating assets and liabilities:
     Accounts receivable                                               1,042          851
     Accounts payable and accrued expenses                            50,085       60,518
     Accrued compensation - related party                             97,526       (9,371)

                                                                   ---------    ---------
Net cash provided by (used in) operating activities                    2,620     (173,185)
                                                                   ---------    ---------


CASH FLOW FROM FINANCING ACTIVITIES:
   Cash overdraft, net                                                   (30)      14,006
   Proceeds from sale of Class E preferred stock                          --      170,000
   Payments on note payable                                           (2,590)          --
   Payment of preferred stock dividends                                   --      (29,959)
   Payment of capital lease obligation                                    --       (4,649)

                                                                   ---------    ---------
Net cash provided by (used in) financing activities                   (2,620)     149,398
                                                                   ---------    ---------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                       --      (23,787)

CASH AND CASH EQUIVALENTS, Beginning of period                            --       23,787
                                                                   ---------    ---------

CASH AND CASH EQUIVALENTS, End of period                           $      --           $-
                                                                   =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                   $      --    $     747
                                                                   =========    =========
   Income taxes paid                                               $      --    $      --
                                                                   =========    =========

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Capital lease obligation                                        $      --    $      --
                                                                   =========    =========
   Conversion of debentures/notes payable to common stock          $      --    $  62,600
                                                                   =========    =========
   Conversion of Series D & E dividends to common stock            $      --    $ 108,563
                                                                   =========    =========
   Conversion of Series A, D & E preferred stock to common stock   $      --    $ 256,000
                                                                   =========    =========


                      The accompanying notes are an integral part of these
                               consolidated financial statements.



                     PHOENIX INTERESTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006


NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

     Phoenix Interests, Inc. (the "Company") was organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc. Effective May 18, 2004, the Company changed its name to Phoenix Interests, Inc. The Company's prior business operations consisted of purchasing, training and selling of thoroughbred horses. As of December 31, 2003, the Company liquidated its entire inventory of thoroughbred horses. On January 20, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company's common stock. On March 14, 2006, the Company filed a Definitive Information Statement with the Securities and Exchange Commission to withdraw as a business development company under the Investment Company Act of 1940. The financial statements for the six months ended June 30, 2007 and 2006 have not been presented in a business development company format.

Going Concern
-------------

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the six months ended June 30, 2007 of $199,881,, and at June 30, 2007, had an accumulated deficit of $6,522,515 and a working capital deficit of $4,085,748. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that it can continue to raise equity financing to support its operations or find an acquisition candidate to complete a merger.

Stock Splits
------------

     On January 7, 2004, the Company affected a one-for-ten reverse stock split of its common stock. On January 20, 2006, the Company authorized a one for fifty reverse stock split of its common stock. All share information for common shares has been retroactively restated for these two reverse stock splits.

Consolidated Financial Statements
---------------------------------

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owed subsidiary, Online Enterprises, Inc. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated.

Stock Based Compensation
------------------------

     The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were no stock options granted during the six months ended June 30, 2007 and 2006.

                     PHOENIX INTERESTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006


Use of Estimates
----------------

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of June 30, 2007, the Company used estimates in determining accrued expenses, the value of stock based compensation issued for services and the value of the accrued derivative liability. Actual results could differ from these estimates.

Fair Value of Financial Instruments
-----------------------------------

     For certain of the Company's financial instruments, including cash, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes and debentures payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

Cash and Cash Equivalents
-------------------------

     For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

Concentration of Credit Risk
----------------------------

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. The Company derived 100% of its revenue through AmericaTab.

Property and Equipment
----------------------

     Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 2-5 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations. Depreciation expense for property and equipment for the six months ended June 30, 2007 and 2006 was $1,737 and $16,109, respectively.

                     PHOENIX INTERESTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006


Impairment of Long-Lived Assets
-------------------------------

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

Organization Costs
------------------

     The Company has incurred various expenditures in the formation of its corporate and organizational structure. In accordance with SOP 98-5 these costs were expensed as incurred.

Accrued Derivative Liability
----------------------------

     The convertible debenture and the Series A, D and E preferred stock can be converted into common stock at a conversion price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon "net-share settlement" is essentially indeterminate. In accordance with SFAS No. 133, the Company has bifurcated the beneficial conversion features embedded in its convertible debentures and preferred stock and has recorded the fair value of these beneficial conversion features as a current liability.

Convertible Preferred Stock
---------------------------

     The Company's Series A, D and E preferred stock are presented as a current liability since the Company has financial instruments that are convertible into common stock at a conversion price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon "net-share settlement" is essentially indeterminate and the Company does not have enough authorized shares to satisfy the conversion of its convertible preferred stock.

Revenue Recognition
-------------------

     Revenue is recognized at the time a bet is placed on the Company's online website.

Income Taxes
------------

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                     PHOENIX INTERESTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006


Earnings (Loss) Per Share
-------------------------

     The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the six months ended June 30, 2007 and 2006 because the effect would have been anti-dilutive:

                                                       2007             2006
                                                  -------------    -------------
Common stock issuable (approximate) upon
  conversion of notes payable                                --      180,230,765
Common stock issuable (approximate) upon
  conversion of preferred stock                   7,963,654,762    4,827,430,794


Comprehensive Loss
------------------

     SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the six months ended June 30, 2007 and 2006, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive loss has not been included herein.

Reclassification
----------------

     Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

                     PHOENIX INTERESTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006


Recently Issued Accounting Pronouncements
-----------------------------------------

     In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS." This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the Company's consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS-AN AMENDMENT OF FASB STATEMENTS NO. 87, 88 106, AND 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the Company's consolidated financial statements.

     In February of 2007 the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is analyzing the potential accounting treatment.

                     PHOENIX INTERESTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006


FASB Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109." Interpretation No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more likely than not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more likely than not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation No. 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation No. 48 will result in an adjustment to goodwill. While the Company analysis of the impact of adopting Interpretation No. 48 is not yet complete, it does not currently anticipate it will have a material impact on the Company's consolidated financial statements.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS," ("SAB 108"),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its consolidated financial statements.

     In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS. EITF 00-19-2 addresses an issuer's accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "ACCOUNTING FOR CONTINGENCIES." The guidance in EITF 00?19?2 amends FASB Statements No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," and No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY," and FASB Interpretation No. 45, "GUARANTOR's ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS", to include scope exceptions for registration payment arrangements. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. EITF 00-19-2 is effective for fiscal year beginning after December 15, 2006. The Company has determined that this FSP will not have an impact on its March 31, 2007 financial statements.

                     PHOENIX INTERESTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006


NOTE 2 - RELATED PARTY TRANSACTIONS

     Total rent expense paid to Mr. Tilton, the Company's CEO for the six months ended June 30, 2007 and 2006 was $ 9,000 and $ 9,000, respectively.

     At June 30, 2007, the Company reflected an accrual for unpaid officer compensation of $169,709.


NOTE 3 - CONVERTIBLE NOTES PAYABLE

     The Company has the following convertible debentures outstanding as of June 30, 2007 and December 31, 2006:


                                                        JUNE 30,    DECEMBER 31,
                                                          2007          2006
                                                        --------    -----------
Compass Capital Group, bears interest at 8% per
  annum, convertible to common stock at a price
  equal to 65% of the closing bid price. The
  debenture matured on January 1, 2005 and in
  September 2005 the Company settled with
  Compass allowing it to convert $11,750 per month      $     --    $    11,715
                                                        --------    -----------


NOTE 4 -STOCKHOLDERS' DEFICIT

     On January 2, 2004, the Company filed a Certificate of Amendment to its Articles of Incorporation for the State of Nevada to amend its capitalization. The amendment grants the Company the authority to issue 1 billion shares of par value $0.001 stock consisting of 20,000,000 preferred shares and 980,000,000 common shares.

     On October 5, 2005, the Company filed an Information Statement requesting approval from the stockholders to give the Company's board of directors the authority to (1) effect a reverse stock split of each share of common stock of the Company at a ratio of one share for up to 50 shares of common stock outstanding, as determined by the Company's board of directors at its discretion, and (2) amend the Company's Articles of Incorporation to increase from 980,000,000 to 5,000,000,000 the number of shares of common stock the Company is authorized to issue. The stockholders approved items (1) and (2) above and on November 9, 2005, the Company filed a Certificate of Amendment with the Nevada Secretary of State increasing the number of authorized common shares to 5,000,000,000.

     On January 7, 2004, the Company affected a one-for-ten reverse stock split of its common stock. On January 20, 2006, the Company authorized a one for fifty reverse stock split of its common stock. All share information for common shares has been retroactively restated for these two reverse stock splits.

     Common Stock
     ------------

     The Company had the following transactions in its common stock:

     o during the six months ended June 30, 2007, the Company issued 101,576,923 shares of common stock to holders of notes payable for the conversion of $11,715 in notes payable and issued 65,142,857 common stock for the conversion of Series D preferred stock and preferred stock dividend in the amount of $35,483.

                     PHOENIX INTERESTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006


     Preferred Stock
     ---------------

     The Company has debt and equity instruments that can be converted into common stock at a conversion prices that are a percentage of the market price; therefore the number of shares that could be required to be delivered upon "net-share settlement" is essentially indeterminate. Therefore, the Series A, D and E Preferred Stock which can be converted into shares of common stock are shown in the accompanying consolidated balance sheet as a current liability.

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

     SERIES D PREFERRED STOCK - There are 25,000 shares of Series D preferred stock authorized. Shares of Series D preferred stock are entitled to participate, on an as-converted basis, in any dividends declared on the common stock. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Corporation, holders of Series D preferred stock shall be entitled to share pari passu with the holders of shares of common stock in the assets of the Corporation, on an as converted basis, whether such assets are capital or surplus of any nature. Any outstanding shares of Series D preferred stock may, at the option of the holder, be converted at any time or from time to time into fully paid and nonassessable shares of common stock at the conversion rate in effect at the time of conversion, determined as provided herein, except that (1) a holder of shares of Series D preferred stock may at any given time convert only up to that number of shares of Series D preferred stock as would result in the aggregate beneficial ownership of the Company's common stock (calculated in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of that holder and all persons affiliated with that holder not being more than 4.99% of the Company's common stock then outstanding and (2) a holder of shares of Series D preferred stock may not convert more than half of that holder's shares of Series D preferred stock within any 30-day period. The number of shares into which one share of Series D preferred stock is convertible will be determined by dividing (1) the sum of (A) Stated Value plus (B) an amount equal to 1% of the Stated Value multiplied by the number of months from the original issue date until the date of conversion (pro rated for any period of less than a month) by (2) the conversion price at that time. The conversion price is the lesser of (1) 70% of the closing bid price and (2) $0.0192 (the amount being 120% of the closing bid price on December 22, 2004).

                     PHOENIX INTERESTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006


     SERIES E PREFERRED STOCK - There are 5,000 shares of Series E preferred stock authorized. Shares of Series E preferred stock may, at the option of the holder, be converted into shares of common stock at the conversion rate in effect at the time of conversion. The number of shares into which one share of Series E preferred stock is convertible will be determined by dividing (1) the sum of (A) the "Stated Value" (equal to $100) plus (B) an amount equal to 1.5% of the Stated Value multiplied by the number of months from the date of issuance until the date of conversion (pro rated for any period of less than a month) by
(2) the lesser of (A) $0.006 and (B) the Conversion Price at that time. For these purposes, "Conversion Price" means 70% of the Closing Bid Price, and "Closing Bid Price" on a given day means the lowest closing bid price of the common stock out of the closing bid price of the common stock on each of the five immediately preceding trading days on NASDAQ or any other principal securities price quotation system or market on which prices of the common stock are reported.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This Quarterly Report on Form 10-QSB and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27(a) of the Securities Act and section 21(e) of the Exchange Act. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward-looking statements.

     The following discussion should be read in conjunction with Phoenix Interests' financial statements and the related notes included in this Form 10-QSB included elsewhere in this Quarterly Report.

OVERVIEW

     Phoenix Interests, Inc. was incorporated under the laws of the State of Nevada in 1999. Following its incorporation, Phoenix Interests entered into the "pinhooking" and racing of thoroughbred horses. To date, substantially all of Phoenix Interests' revenues have been generated from the pinhooking of thoroughbred horses.

     During 2003, we discontinued all pinhooking activities and liquidated our remaining horse inventory. Going forward, we expected to generate revenues and profits when applicable from its investments in online account wagering, gaining and other various forms of legalized gambling. In March 2004, we formed a wholly owned subsidiary "Online Enterprises, Inc." as its initial entry into online account wagering and ecommerce. Specifically, via our subsidiary Online Enterprises, Inc. we developed web sites "http://www.Barn66.com" and "http://www.BetBarn66.com," which will allow users online to conduct live thoroughbred ecommerce and account wagering. The sites went live during November 2004 and January 2005, respectively. We were able to offer account wagering because of the affiliation we made in October 2004 with AmericaTab Ltd., an account wagering firm founded in 1999 and approved by the State of Oregon. During 2005, Barn66.com produced nominal revenue and we elected to offer its services for free to increase usage. BetBarn66.com produced revenue and showed growth during peak usage times.

     In January 2006, the Company was notified by AmericaTab, Ltd. that it was ending its affiliation by serving a six-month notice. Subsequently, the Company began exploring alternatives for its account wagering business. Consideration has focused on obtaining its own license, acquiring and/or affiliating with another account wagering firm. In September 2006, the Company sold its customer base back to AmericaTab Ltd. The Company received $10,000 from a note payable issued to American Tab which is being repaid from revenue generated from the Company's website.

     In January 2006, the SEC notified us that they considered that we were not in compliance with various requirements of the Investment Company Act, including requirements regarding a BDC's capital structure and financial statements. In this regard, specific concern was also raised by the staff regarding whether a BDC could have or issue convertible securities, whether a BDC could have voting provisions as set forth in the Company's Series C Preferred and whether the Company, with its limited capitalization, was an appropriate candidate to be a BDC.

     In March 2006, shareholders voted to un-elect the Company as a "Business Development Company" or "BDC." The shareholder election became effective at the end of the month. This action was predicated on the Company determining that it was no longer a benefit or advisable to remain a "BDC." Consistent comments and feedback from the SEC led the Company to this opinion. The Company felt the SEC had conveyed on more than one occasion that it did not think Phoenix Interests, Inc. was best suited or qualified to remain as a "BDC."

     Our ceasing to be a BDC will not absolve us for any actions taken by us while a BDC and we could still become liable for such prior actions.

     The Company believes it has been harmed with the affiliation termination by AmericaTab, Ltd. The Company further believes it was caused by its launch of its "Betty" Kiosks. The launch and placement of 2 kiosks in a Kenton County Kentucky bar/restaurant so upset local track operator Turfway Park and its President Bob Ellison that they induced the "Alcohol and Beverage Commissions" or "ABC," to confiscate the machines just weeks after their launch. Mr. Ellison also threatened to pull the Turfway Park signal to AmericaTab and all of its affiliates. This confiscation later led to a false gambling/bookmaking indictment of the Company's consultant Patrick L. Brown which was dismissed in Kenton County during May 2006.

     The ending affiliation with AmericaTab, Ltd., the incident with Patrick L. Brown and somewhat forced transition from being a "BDC" has had a material and harmful effect on the Company, its operations and future. Consequently, this is why the Company is open to other ideas and directions for the business.

CRITICAL ACCOUNTING POLICIES

     ACCRUED DERIVATIVE LIABILITY - The convertible debenture and the Series A, D and E preferred stock can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon "net-share settlement" is essentially indeterminate. In accordance with SFAS No. 133, we have bifurcated the beneficial conversion features embedded in our convertible debentures and preferred stock and have recorded the fair value of these beneficial conversion features as a current liability.

     CONVERTIBLE PREFERRED STOCK - Our Series A, D and E preferred stock are presented as a current liability since we have financial instruments that are convertible into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon "net-share settlement" is essentially indeterminate and we do not have enough authorized shares to satisfy the conversion of our convertible preferred stock.

     REVENUE RECOGNITION - Revenue is recognized at the time a bet is placed on our online website.


OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

     REVENUES. Our revenues for the three months ended June 30, 2007 were $5,445 as compared to $10,685 for the same period in 2006.

     OPERATIONAL EXPENSES. Our operational expenses for the three months ended June 30, 2007 were $71,109 compared to $172,567 for the same period in 2006. The decrease in operational expenses is primarily due to a decrease in professional fees and impairment expense.

     INTEREST EXPENSE AND FINANCING COSTS. Our interest expense and financing costs for the three months ended June 30, 2007 was $159 compared to $357 during the same period in 2006. The decrease in the interest expense and financing costs is the result of a decrease in debentures outstanding.

     NET(LOSS). Our net loss for the three months ended June 30, 2007 was $84,915 compared to $52,939 for the same period in 2006. The increase in the net loss is principally due to the change in the accrued derivative liability.


OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

     REVENUES. Our revenues for the six months ended June 30, 2007 were $9,142 as compared to $17,912 for the same period in 2006.

     OPERATIONAL EXPENSES. Our operational expenses for the six months ended June 30, 2007 were $156,556 compared to $301,430 for the same period in 2006. The decrease in operational expenses is primarily due to a decrease in professional fees and impairment expense.

     INTEREST EXPENSE AND FINANCING COSTS. Our interest expense and financing costs for the six months ended June 30, 2007 was $356 compared to $747 during the same period in 2006. The decrease in the interest expense and financing costs is the result of a decrease in debentures outstanding.

     NET(LOSS). Our net loss for the six months ended June 30, 2007 was $199,881 compared to $75,473 for the same period in 2006. The increase in the net loss is principally due to the change in the accrued derivative liability.

     CHANGES IN BALANCE SHEET. At June 30, 2007 we had current assets of $0 as compared to $1,042 at December 31, 2006, total assets of $9,841 at June 30, 2007 as compared to $12,620 at December 31, 2006, total liabilities of $4,095,589 at June 30, 2007 as compared to $3,808,633 at December 31, 2006 and stockholders' (deficit) at June 30, 2007 of ($4,085,748 )as compared to ($3,796,013) at
December 31, 2006. The decrease in current and total assets is the result of paying for operational expenses and depreciation of our property and equipment. The increase in total liabilities is the result of an increase in accrued derivative liabilities, accrued compensation-related party and dividends payable.

     LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS. During the six months ended June 30, 2007 net cash provided by operating activities was $2,620 as compared to net cash used in operating activities of $173, 186 for the six months ended June 30, 2006 The increase was primarily due to a reduction inaccred liability and an increase in accrued compensation-related party. Net cash used in financing activities during the six months ended June 30, 2007 was ($2,620) primarily as a result of the payoff of a note payable. During the prior year period, net cash provided form financing activities was $149,389 primarily as a result of the proceeds from the sale of Class E preferred stock

     As a result of the above, as of June 30, 2007, we had a cash position of $0.

     We have historically financed our operations via convertible-debt and preferred-stock financing obtained from various private equity firms. These funds intend, over time, to convert their positions into shares of our common stock. This has and will cause significant dilution to existing shareholders.

     In the immediate future, we have no commitments or plans to finance our business. We expect that we will be able to satisfy our current cash requirements, which are minimal, for the next months, and , thereafter intend to satisfy such requirements from our new business operations . We will need to raise additional capital through debt or equity offerings in order to carry on our operations. We are open to other ideas and direction for the business.

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

PART II.   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     As of June 30, 2007, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment.


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Not applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.   OTHER INFORMATION

     Not applicable.


ITEM 6.   EXHIBITS

 NO.     DESCRIPTION
 ---     -----------

31.1 Certification of the Chief Executive Officer under 18 U.S.C. section 1350, as adopted in 31.1 accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer under 18 U.S.C. section 1350, as adopted in 32.1 accordance with section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PHOENIX INTERESTS, INC.
                                          --------------------------------------
                                                        Registrant

Date: August 14, 2007                     By: /s/ James D. Tilton, Jr.
      --------------                          ----------------------------------
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


             SIGNATURE                       TITLE                  DATE
------------------------------------ -------------------- ----------------------

      /s/ James D. Tilton, Jr.             Chairman           August 14, 2007
------------------------------------    President and      ---------------------
        James D. Tilton, Jr.           Chief Executive
  (Principal Executive Officer and         Officer
    Principal Accounting Officer)