Form 10QSB
period 2007-09-30
PHOENIX INTERESTS INC
filed 2007-11-19
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission File Number: 000-30949

PHOENIX INTERESTS, INC.
ONE RIVERPOINT PLAZA, SUITE 706
JEFFERSONVILLE, IN 47130
(502) 584-4434

Incorporated in Nevada	I.R.S. Employer Identification No. 61-1342734

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒           No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity. As of November 19, 2007 - 1,189,762,387 shares of common stock.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.)
FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I   FINANCIAL INFORMATION
Item I.   Financial Statements

F-1	Consolidated Balance Sheets as of September 30, 2007

F-2	Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2007 and 2006.

F-3	Consolidated Statement of Stockholders’ Deficit For the Nine Months Ended September 30, 2007.

F-4	Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2007 and 2006.

F-5	Notes to Financial Statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$-
Accounts receivable	-	1,042

TOTAL CURRENT ASSETS	-	1,042

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $15,672 and $13,067	8,973	11,578

TOTAL ASSETS	$8,973	$12,620

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash overdraft	$21,215	$21,948
Convertible notes payable	-	11,715
Note payable	25,000	2,590
Accounts payable and accrued expenses	278,036	208,564
Accrued compensation - related party	194,984	72,183
Capital lease obligation	9,331	7,134
Dividends payable	618,118	418,487
Accrued derivative liability	1,417,967	1,325,516
Preferred stock; Series A; $0.001 par value; 5,000 shares authorized; 2,656 and 2,656 shares issued and outstanding	265,600	265,600
Preferred stock; Series D convertible; $0.001 par value; 25,000 shares authorized; 8,655 and 8,969 shares issued and outstanding	865,500	896,900

Preferred stock; Series E convertible; $0.001 par value; 25,000 shares authorized; 5,758 and 5,758 shares issued and outstanding	575,800	575,800

TOTAL CURRENT LIABILITIES	4,271,551	3,806,437

CAPITAL LEASE OBLIGATION, net of current portion	-	2,196

TOTAL LIABILITIES	4,271,551	3,808,633

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock; Series B; $0.001 par value; 100,000 shares authorized; 0 and 0 shares issued and outstanding	-	-
Preferred stock; Series C; $0.001 par value; 12,000,000 shares authorized;228,000 and 228,000 shares issued and outstanding	228	228
Common stock; $0.001 par value; 5,000,000,000 shares authorized; 1,016,599,122 and 841,450,771 shares issued and outstanding	1,016,599	841,451
Additional paid-in capital	1,421,120	1,547,890
Accumulated deficit	(6,700,525)	(6,185,582)

TOTAL STOCKHOLDERS' DEFICIT	(4,262,578)	(3,796,013)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,973	$12,620
The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$1,712	$4,118	$10,854	22,030

OPERATING EXPENSES
Compensation	45,000	45,000	135,000	135,000
Professional fees	13,665	14,973	62,043	135,225
Office expenses	5,600	1,548	12,820	14,379
Travel	-	-	-	5,050
Depreciation and amortization	868	1,778	2,605	17,887
Equipment rental	-	-		-
Rent	4,500	4,500	13,500	13,500
Insurance	-	653	-	5,160
Utilities	-	160	60	495
Bank charges	72	465	233	838
Impairment expense	-	-		42,973

TOTAL OPERATING EXPENSES	69,705	69,077	226,261	370,507

LOSS FROM OPERATIONS	(69,705)	(64,959)	(217,119)	(348,477)

OTHER INCOME (EXPENSE)
Interest expense and financing costs	(121)	(376)	(477)	(1,123)
Change in accrued derivative liability	(40,340)	18,265	(92,451)	227,057
Other		66,463		66,463

TOTAL OTHER INCOME (EXPENSE)	(40,461)	84,352	(92,928)	292,397

LOSS BEFORE PROVISION FOR INCOME TAXES	(110,166)	19,393	(310,047)	(56,080)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(110,166)	19,393	(310,047)	(56,080)

PREFERRED STOCK DIVIDENDS	(67,827)	(84,750)	(204,879)	(331,992)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(177,993)	$(65,357)	$(514,926)	$(388,072)

NET LOSS PER SHARE ATTRIBUTED TO COMMON STOCKHOLDERS -- BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	1,010,552,538	542,126,789	975,294,369	276,901,563
The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(unaudited)

	Series C Shares Amount		Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance, December 31, 2006	228,000	$228	841,450,757	$841,451	$1,547,890	$(6,185,582)	$(3,796,013)

Common stock issued for conversion of debt			101,576,923	101,577	(89,862)		11,715
Common stock issued for conversion of Series D preferred stock
and preferred stock dividends			73,571,428	73,571	(36,908)		36,663
Accrued preferred stock dividends						(204,896)	(204,896)
Net loss						(310,047)	(310,047)

Balance, September 30, 2007	228,000	$228	1,016,599,108	$1,016,599	$1,421,120	$(6,700,525)	$(4,262,578)
The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(310,047)	$(56,080)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,605	17,887
Change in accrued derivative liability	92,451	(227,057)
Impairment expense	-	42,973
Changes in operating assets and liabilities:
Accounts receivable	1,042	1,918
Accounts payable and accrued expenses	69,471	(69)
Accrued Interest	-	90
Accrued compensation - related party	122,801	10,991

Net cash provided by (used in) operating activities	(21,677)	(209,347)

CASH FLOW FROM FINANCING ACTIVITIES:
Cash overdraft, net	(733)	21,754
Proceeds from sale of Class E preferred stock	-	195,000
Proceeds from note payable	22,410	10,000
Payments on note payable	-	(4,167)
Payment of preferred stock dividends	-	(29,958)
Payment of capital lease obligation	-	(7,069)

Net cash provided by (used in) financing activities	21,677	185,560

NET DECREASE IN CASH AND
CASH EQUIVALENTS	-	(23,787)

CASH AND CASH EQUIVALENTS, Beginning of period	-	23,787

CASH AND CASH EQUIVALENTS, End of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$747
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Capital lease obligation	$-	$-
Conversion of debentures/notes payable to common stock	$101,577	$94,850
Conversion of Series D & E dividends to common stock	$73,571	$109,284
Conversion of Series A, D & E preferred stock to common stock	$-	$313,100
The accompanying notes are an integral part of these financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Phoenix Interests, Inc. (the “Company”) was organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc. Effective May 18, 2004, the Company changed its name to Phoenix Interests, Inc. The Company’s prior business operations consisted of purchasing, training and selling of thoroughbred horses. As of December 31, 2003, the Company liquidated its entire inventory of thoroughbred horses. On January 20, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company’s common stock. On March 14, 2006, the Company filed a Definitive Information Statement with the Securities and Exchange Commission to withdraw as a business development company under the Investment Company Act of 1940. The financial statements for the nine months ended September 30, 2007 and 2006 have not been presented in a business development company format.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the nine months ended September 30, 2007 of $310,047, and at September 30, 2007, had an accumulated deficit of $6,700,525 and a working capital deficit of $4,271,551. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that it can continue to raise equity financing to support its operations or find an acquisition candidate to complete a merger.

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

Stock Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were no stock options granted during the nine months ended September 30, 2007 and 2006.

PHOENIX INTERESTS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of September 30, 2007, the Company used estimates in determining accrued expenses, the value of stock based compensation issued for services and the value of the accrued derivative liability. Actual results could differ from these estimates.

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

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 2-5 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations. Depreciation expense for property and equipment for the nine months ended September 30, 2007 and 2006 was $2,605 and $4,652, respectively.

PHOENIX INTERESTS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

PHOENIX INTERESTS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the nine months ended September 30, 2007 and 2006 because the effect would have been anti-dilutive:

	2007	2006
Common stock issuable (approximate) upon conversion of notes payable	-	117,046,154
Common stock issuable (approximate) upon conversion of preferred stock	16,395,770,952	5,893,390,095

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Loss,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the nine months ended September 30, 2007 and 2006, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive loss has not been included herein.

Reclassification

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

PHOENIX INTERESTS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is analyzing the potential accounting treatment.

PHOENIX INTERESTS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

PHOENIX INTERESTS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 2 - RELATED PARTY TRANSACTIONS

Total rent expense paid to Mr. Tilton, the Company’s CEO for the nine months ended September 30, 2007 and 2006 was $13,500 and $13,500, respectively.

At September 30, 2007, the Company reflected an accrual for unpaid officer compensation of $194,984.

NOTE 3 - CONVERTIBLE NOTES PAYABLE

The Company has the following convertible debentures outstanding as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Compass Capital Group, bears interest at 8% per annum, convertible to common stock at a price equal to 65% of the closing bid price. The debenture matured on January 1, 2005 and in September 2005 the Company settled with Compass allowing it to convert $11,750 per month.	$--	$11,715

NOTE 4 -NOTE PAYABLE

During the three months ended September 30, 2007, the Company issued a note payable in the amount of $25,000. The note is unsecured, bears interest at the rate of 12% per annum and is payable upon demand.

NOTE 5 -STOCKHOLDERS’ DEFICIT

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

Common Stock

The Company had the following transactions in its common stock:

•
during the nine months ended September 30, 2007, the Company issued 101,576,923 shares of common stock to holders of notes payable for the conversion of $11,715 in notes payable and issued 73,571,428 common stock for the conversion of Series D preferred stock and preferred stock dividend in the amount of $36,663.

PHOENIX INTERESTS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

PHOENIX INTERESTS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

Overview

Phoenix Interests, Inc. was incorporated under the laws of the State of Nevada in 1999. Following our incorporation, we entered into the “pinhooking” and racing of thoroughbred horses. To date, substantially all of our revenues have been generated from the pinhooking of thoroughbred horses.

During 2003, we discontinued all pinhooking activities and liquidated our remaining horse inventory. Going forward, we expected to generate revenues and profits when applicable from our investments in online account wagering, gaining and other various forms of legalized gambling. In March 2004, we formed a wholly owned subsidiary “Online Enterprises, Inc.” as our initial entry into online account wagering and ecommerce. Specifically, via our subsidiary Online Enterprises, Inc. we developed web sites “http://www.Barn66.com” and “http://www.BetBarn66.com,” which will allow users online to conduct live thoroughbred ecommerce and account wagering. The sites went live during November 2004 and January 2005, respectively. We were able to offer account wagering because of the affiliation we made in October 2004 with AmericaTab Ltd., an account wagering firm founded in 1999 and approved by the State of Oregon. During 2005, Barn66.com produced nominal revenue and we elected to offer its services for free to increase usage. BetBarn66.com produced revenue and showed growth during peak usage times.

In January 2006, we were notified by AmericaTab, Ltd. that it was ending its affiliation with us by serving a nine-month notice. Subsequently, we began exploring alternatives for our account wagering business. Consideration has focused on obtaining our own license, acquiring and/or affiliating with another account wagering firm.  In September 2006, we sold our customer base back to AmericaTab Ltd. We received $10,000 from a note payable issued to American Tab which is being repaid from revenue generated from our website.

In January 2006, the SEC notified us that they considered that we were not in compliance with various requirements of the Investment Company Act, including requirements regarding a BDC’s capital structure and financial statements. In this regard, specific concern was also raised by the staff regarding whether a BDC could have or issue convertible securities, whether a BDC could have voting provisions as set forth in our Series C Preferred and whether we, with our limited capitalization, were an appropriate candidate to be a BDC.

In March 2006, shareholders voted to un-elect our company as a “Business Development Company” or “BDC.” The shareholder election became effective at the end of the month. This action was predicated on our determining that we were no longer a benefit or advisable to remain a “BDC.” Consistent comments and feedback from the SEC led us to this opinion. We felt the SEC had conveyed on more than one occasion that we did not think Phoenix Interests, Inc. was best suited or qualified to remain as a “BDC.”

Our ceasing to be a BDC will not absolve us for any actions taken by us while a BDC and we could still become liable for such prior actions.

We believe we have been harmed with the affiliation termination by AmericaTab, Ltd. We further believe it was caused by our launch of our “Betty” Kiosks. The launch and placement of 2 kiosks in a Kenton County Kentucky bar/restaurant so upset local track operator Turfway Park and its President Bob Ellison that they induced the “Alcohol and Beverage Commissions” or “ABC,” to confiscate the machines just weeks after their launch. Mr. Ellison also threatened to pull the Turfway Park signal to AmericaTab and all of its affiliates. This confiscation later led to a false gambling/bookmaking indictment of our consultant Patrick L. Brown which was dismissed in Kenton County during May 2006.

The ending affiliation with AmericaTab, Ltd., the incident with Patrick L. Brown and somewhat forced transition from being a “BDC” has had a material and harmful effect on our company, operations and future. Consequently, management is uncertain about our ability to continue as a going concern.

During the next twelve months, we intend to conduct a review of our current operating structure and to seek out and evaluate alternative business opportunities. We have not yet identified any suitable business opportunities and there is no assurance that we will be able to do so in the future. Even if we are able to identify suitable business opportunities, there are no assurances that we will be able to acquire an interest in those opportunities or that we will have the resources to pursue such opportunities. As such, an investment in our shares at this time would be highly speculative.

Because we have not identified an alternate business opportunity, we are unable to provide an estimate of our exact financial needs for the next twelve months. We have a working capital deficit of $4,271,551 as of September 30, 2007. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

Because we do not currently have a specific business plan or identified any suitable alternative business opportunities, our ability to obtain additional financing is substantially limited. If sufficient financing is not available or obtainable, we may not be able to continue as a going concern and investors may lose a substantial portion or all of their investment. We currently do not have any financing arrangements in place and there are no assurances that we will be able to acquire financing on acceptable terms or at all.

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

Operating Results for the Three Months Ended September 30, 2007 and 2006

Revenues. Our revenues for the three months ended September 30, 2007 were $1,712 compared to $4,118 for the same period in 2006.

Operational Expenses. Our operational expenses for the three months ended September 30, 2007 were $69,705 compared to $64,959 for the same period in 2006.

Interest Expense and Financing Costs. Our interest expense and financing costs for the three months ended September 30, 2007 was $121 compared to $376 during the same period in 2006. The decrease in the interest expense and financing costs is the result of a decrease in debentures outstanding.

Net(Loss). Our net loss for the three months ended September 30, 2007 was $110,166 compared to a net income of $19,393 for the same period in 2006. The difference is principally due to the change in the accrued derivative liability.

Operating Results for the Nine Months Ended September 30, 2007 and 2006

Revenues.  Our revenues for the nine months ended September 30, 2007 were $10,854 as compared to $22,030 for the same period in 2006.

Operational Expenses. Our operational expenses for the nine months ended September 30, 2007 were $226,261 compared to $370,507 for the same period in 2006. The decrease in operational expenses is primarily due to a decrease in professional fees and impairment expense.

Interest Expense and Financing Costs. Our interest expense and financing costs for the nine months ended September 30, 2007 was $477 compared to $1,123 during the same period in 2006. The decrease in the interest expense and financing costs is the result of a decrease in debentures outstanding.

Net(Loss). Our net loss for the nine months ended September 30, 2007 was $310,047 compared to $56,080 for the same period in 2006. The increase in the net loss is principally due to the change in the accrued derivative liability.

Changes In Balance Sheet. At September 30, 2007 we had current assets of $0 as compared to $1,042 at December 31, 2006, total assets of $8,973 at September 30, 2007 as compared to $12,626 at December 31, 2006, total liabilities of $4,271,551 at September 30, 2007 as compared to $3,806,437 at December 31, 2006 and stockholders’ (deficit) at September 30, 2007 of ($4,262,578 )as compared to ($3,796,013) at December 31, 2006. The decrease in current and total assets is the result of paying for operational expenses and depreciation of our property and equipment. The increase in total liabilities is the result of an increase in accrued derivative liabilities, accrued compensation-related party and dividends payable.

Liquidity, Capital Resources and Cash Requirements. During the nine months ended September 30, 2007 net cash used in operating activities was $21,677 as compared to net cash used in operating activities of $209,347 for the nine months ended September 30, 2006. The decrease was primarily due to an increase in accrued derivative liability and an increase in accrued compensation-related party. Net cash provided by financing activities during the nine months ended September 30, 2007 was 21,677 primarily as a result of the proceeds from a note payable. During the prior year period, net cash provided from financing activities was $185,560 primarily as a result of the proceeds from the sale of Class E preferred stock

As a result of the above, as of September 30, 2007, we had a cash position of $0.

We have historically financed our operations via convertible-debt and preferred-stock financing obtained from various private equity firms. These funds intend, over time, to convert their positions into shares of our common stock. This has and will cause significant dilution to existing shareholders.

We will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

Change in Number of Employees

The Company in 2007 has no plan to hire additional employees depending upon the direction and nature of its ongoing business operations.

Item 3.    CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. James D. Tilton, Jr. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2007.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

As of September 30, 2007, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2007, the Company issued 101,576,923 shares of common stock to holders of notes payable for the conversion of $11,715 in notes payable and issued 73,571,428 common stock for the conversion of Series D preferred stock and preferred stock dividend in the amount of $36,663. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX INTERESTS, INC.

By:	/s/ James D. Tilton
James D. Tilton, Jr. Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	November 19,2007

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Tilton, Jr. James D. Tilton, Jr. (Principal Executive Officer and Principal Accounting Officer)	Chairman President and Chief Executive Officer	November 19, 2007