Form 10QSB/A
period 2007-09-30
PHOENIX INTERESTS INC
filed 2008-02-07
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________ to _____________

Commission File Number: 000-30949

PHOENIX INTERESTS, INC.
ONE RIVERPOINT PLAZA, SUITE 706
JEFFERSONVILLE, IN 47130
(812) 285-0768

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

Explanatory Note

We are filing this amendment to our quarterly report for the quarter ended September 30, 2007 to reflect the changes made to the Company's Management's Discussion and Analysis, Results of Operations and revisions to the notes accompnaying the Company's unauditred financial statements.

PHOENIX INTERESTS, INC. (formerly Thoroughbred Interests, Inc.)
FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I   FINANCIAL INFORMATION
Item I.   Financial Statements

F-1	Consolidated Balance Sheets as of September 30, 2007

F-2	Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2007 and 2006.

F-3	Consolidated Statement of Stockholders’ Deficit For the Nine Months Ended September 30, 2007.

F-4	Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2007 and 2006.

F-5	Notes to Financial Statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$-
Accounts receivable	-	1,042

TOTAL CURRENT ASSETS	-	1,042

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $15,672 and $13,067	8,973	11,578

TOTAL ASSETS	$8,973	$12,620

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash overdraft	$21,215	$21,948
Convertible notes payable	-	11,715
Convertible debt - related party	194,984	-
Convertible debt	32,690	-
Note payable	25,000	2,590
Accounts payable and accrued expenses	245,346	208,564
Accrued compensation - related party	-	72,183
Capital lease obligation	9,331	7,134
Dividends payable	618,118	418,487
Accrued derivative liability	1,620,774	1,325,516
Preferred stock; Series A; $0.001 par value; 5,000 shares authorized; 2,656 and 2,656 shares issued and outstanding	265,600	265,600
Preferred stock; Series D convertible; $0.001 par value; 25,000 shares authorized; 8,655 and 8,969 shares issued and outstanding	865,500	896,900

Preferred stock; Series E convertible; $0.001 par value; 25,000 shares authorized; 5,758 and 5,758 shares issued and outstanding	575,800	575,800

TOTAL CURRENT LIABILITIES	4,474,358	3,806,437

CAPITAL LEASE OBLIGATION, net of current portion	-	2,196

TOTAL LIABILITIES	4,474,358	3,808,633

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock; Series B; $0.001 par value; 100,000 shares authorized; 0 and 0 shares issued and outstanding	-	-
Preferred stock; Series C; $0.001 par value; 12,000,000 shares authorized;228,000 and 228,000 shares issued and outstanding	228	228
Common stock; $0.001 par value; 5,000,000,000 shares authorized; 1,016,599,122 and 841,450,771 shares issued and outstanding	1,016,599	841,451
Additional paid-in capital	1,421,120	1,547,890
Accumulated deficit	(6,903,332)	(6,185,582)

TOTAL STOCKHOLDERS' DEFICIT	(4,465,385)	(3,796,013)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,973	$12,620

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$1,712	$4,118	$10,854	22,030

OPERATING EXPENSES
Compensation	45,000	45,000	135,000	135,000
Professional fees	13,665	14,973	62,043	135,225
Office expenses	5,600	1,548	12,820	14,379
Travel	-	-	-	5,050
Depreciation and amortization	868	1,778	2,605	17,887
Equipment rental	-	-		-
Rent	4,500	4,500	13,500	13,500
Insurance	-	653	-	5,160
Utilities	-	160	60	495
Bank charges	72	465	233	838
Impairment expense	-	-		42,973

TOTAL OPERATING EXPENSES	69,705	69,077	226,261	370,507

LOSS FROM OPERATIONS	(69,705)	(64,959)	(217,119)	(348,477)

OTHER INCOME (EXPENSE)
Interest expense and financing costs	(121)	(376)	(477)	(1,123)
Change in accrued derivative liability	(243,147)	18,265	(295,258)	227,057
Other		66,463		66,463

TOTAL OTHER INCOME (EXPENSE)	(243,268)	84,352	(295,735)	292,397

LOSS BEFORE PROVISION FOR INCOME TAXES	(312,973)	19,393	(512,854)	(56,080)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(312,973)	19,393	(512,854)	(56,080)

PREFERRED STOCK DIVIDENDS	(67,827)	(84,750)	(204,879)	(331,992)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(380,800)	$(65,357)	$(717,733)	$(388,072)

NET LOSS PER SHARE ATTRIBUTED TO COMMON STOCKHOLDERS -- BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	1,010,552,538	542,126,789	975,294,369	276,901,563

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(unaudited)

	Series C Shares Amount		Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance, December 31, 2006	228,000	$228	841,450,757	$841,451	$1,547,890	$(6,185,582)	$(3,796,013)

Common stock issued for conversion of debt			101,576,923	101,577	(89,862)		11,715
Common stock issued for conversion of Series D preferred stock
and preferred stock dividends			73,571,428	73,571	(36,908)		36,663
Accrued preferred stock dividends						(204,896)	(204,896)
Net loss						(512,854)	(512,854)

Balance, September 30, 2007	228,000	$228	1,016,599,108	$1,016,599	$1,421,120	$(6,903,332)	$(4,465,385)

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX INTERESTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(512,854)	$(56,080)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,605	17,887
Change in accrued derivative liability	295,258	(227,057)
Impairment expense	-	42,973
Changes in operating assets and liabilities:
Accounts receivable	1,042	1,918
Accounts payable and accrued expenses	69,471	(69)
Accrued Interest	-	90
Accrued compensation - related party	122,801	10,991

Net cash provided by (used in) operating activities	(21,677)	(209,347)

CASH FLOW FROM FINANCING ACTIVITIES:
Cash overdraft, net	(733)	21,754
Proceeds from sale of Class E preferred stock	-	195,000
Proceeds from note payable	22,410	10,000
Payments on note payable	-	(4,167)
Payment of preferred stock dividends	-	(29,958)
Payment of capital lease obligation	-	(7,069)

Net cash provided by (used in) financing activities	21,677	185,560

NET DECREASE IN CASH AND
CASH EQUIVALENTS	-	(23,787)

CASH AND CASH EQUIVALENTS, Beginning of period	-	23,787

CASH AND CASH EQUIVALENTS, End of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$747
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Capital lease obligation	$-	$-
Conversion of debentures/notes payable to common stock	$101,577	$94,850
Conversion of Series D & E dividends to common stock	$73,571	$109,284
Conversion of Series A, D & E preferred stock to common stock	$-	$313,100

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the nine months ended September 30, 2007 of $512,854, and at September 30, 2007, had an accumulated deficit of $6,903,332 and a working capital deficit of $4,474,358. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that it can continue to raise equity financing to support its operations or find an acquisition candidate to complete a merger.

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

	2007	2006
Common stock issuable (approximate) upon conversion of notes payable/ convertible debt	2,276,736,700	117,046,154
Common stock issuable (approximate) upon conversion of preferred stock	16,395,770,952	5,893,390,095

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

NOTE 4 – CONVERTIBLE DEBT
In August 2007, the Company converted at total of $32,690 of accounts payable and $194,984 of officer compensation into convertible debt.  The convertible debt can be converted at the option of the debt holder into shares of the Company’s common stock at a 50% discount to the market price at the date of conversion.
NOTE 5 -NOTE PAYABLE
During the three months ended September 30, 2007, the Company issued a note payable in the amount of $25,000. The note is unsecured, bears interest at the rate of 12% per annum and is payable upon demand.
NOTE 6 -STOCKHOLDERS’ DEFICIT

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

Operational Expenses. Our operational expenses for the three months ended September 30, 2007 were $69,705 compared to $69,077 for the same period in 2006.
Interest Expense and Financing Costs. Our interest expense and financing costs for the three months ended September 30, 2007 was $121 compared to $376 during the same period in 2006. The decrease in the interest expense and financing costs is the result of a decrease in debentures outstanding.
Net(Loss). Our net loss for the three months ended September 30, 2007 was $312,973 compared to a net income of $19,393 for the same period in 2006. The difference is principally due to the change in the accrued derivative liability.

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

Net(Loss). Our net loss for the nine months ended September 30, 2007 was $512,854 compared to $56,080 for the same period in 2006. The increase in the net loss is principally due to the change in the accrued derivative liability.
Changes In Balance Sheet. At September 30, 2007 we had current assets of $0 as compared to $1,042 at December 31, 2006, total assets of $8,973 at September 30, 2007 as compared to $12,620 at December 31, 2006, total liabilities of $4,474,358 at September 30, 2007 as compared to $3,806,437 at December 31, 2006 and stockholders’ (deficit) at September 30, 2007 of ($4,465,385)as compared to ($3,796,013) at December 31, 2006. The decrease in current and total assets is the result of paying for operational expenses and depreciation of our property and equipment. The increase in total liabilities is the result of an increase in accrued derivative liabilities, accrued compensation-related party and dividends payable.

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

Date:	February 6, 2008

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James D. Tilton, Jr. James D. Tilton, Jr. (Principal Executive Officer and Principal Accounting Officer)	Chairman President and Chief Executive Officer	February 6, 2008