Form 10KSB
period 2007-12-31
PHOENIX INTERESTS INC
filed 2008-05-15
CIK 1092448

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    ---------
                                   FORM 10-KSB
                                    ---------


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                        COMMISSION FILE NUMBER: 000-30949

                              --------------------
                             PHOENIX INTERESTS, INC.
                          2226 N. BURLING STREET, NO. 4
                               CHICAGO, ILL. 60614
                                  (773)857-2150
                              --------------------


                                                 I.R.S. EMPLOYER
        INCORPORATED IN NEVADA            IDENTIFICATION NO. 61-1342734


        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

      Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Check of there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act) YES [ ] NO [X]

      Registrant's revenues for its most recent fiscal year (ended December 31, 2007): $11,124.

      Aggregate market value of voting stock held by non-affiliates: N/A

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock:

      1,607,061,087 common shares were outstanding as of May 10, 2008.

================================================================================

                             PHOENIX INTERESTS, INC.
             FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                                TABLE OF CONTENTS



                                     PART I
                                                                          Page
                                                                        --------
Item 1.    Description of Business.                                         3
Item 2.    Description of Property.                                         5
Item 3.    Legal Proceedings.                                               5
Item 4.    Submission of Matters To A Vote of Security Holders.             5

                                     PART II

Item 5.    Market For Common Equity and Related Stockholder Matters
             and Small Business Issuer Purchases of Equity Securities.      6
Item 6.    Management's Discussion And Analysis or Plan of Operations.      7
Item 7.    Financial Statements.                                           10
Item 8.    Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure.                          10
Item 8a.T  Controls and Procedures.                                        10

                                    PART III

Item 9.    Directors and Executive Officers of the Registrant.             11
Item 10.   Executive Compensation.                                         12
Item 11.   Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters.                   12
Item 12.   Certain Relationships and Related Transactions.                 13
Item 13.   Exhibits and Reports On Form 8-K.                               13
Item 14.   Principal Accountant Fees and Services.                         14

Signatures                                                                 15

Financial Statements                                                      F-1

PART I

ITEM 1. DESCRIPTION OF BUSINESS


                               GENERAL INFORMATION

      Phoenix Interests, Inc. is a reporting company under the federal securities laws. Our shares of common stock are publicly traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "PXIT." We were organized under the laws of Nevada on March 25, 1999.

      Following its incorporation, Phoenix Interests entered into the "pinhooking" and racing of thoroughbred horses. To date, substantially all of Phoenix Interests' revenues have been generated from the pinhooking of thoroughbred horses.

      During 2003, we discontinued all pinhooking activities and liquidated our remaining horse inventory. Going forward, we expect to generate revenues and profits when applicable from its investments in online account wagering, gaiming and other various forms of legalized gambling. On January 20, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company's common stock. In March 2004, we formed a wholly owned subsidiary "Online Enterprises, Inc." as its initial entry into online account wagering and ecommerce. Specifically, via our subsidiary Online Enterprises, Inc. we developed web sites "http://www.Barn66.com" and "http://www.BetBarn66.com," which allowed users online to conduct live thoroughbred ecommerce and account wagering. The sites went live during November 2004 and January 2005, respectively. We are able to offer account wagering because of the affiliation we made in October 2004 with AmericaTab Ltd., an account wagering firm founded in 1999 and approved by the State of Oregon. During 2005, Barn66.com produced nominal revenue and we elected to offer its services for free to increase usage. BetBarn66.com produced revenue and showed growth during peak usage times.

      In January 2006, the Company was notified by AmericaTab, Ltd. that it was ending its affiliation by serving a six-month notice. Subsequently, the Company began exploring alternatives for its account wagering business. Consideration has focused on obtaining its own license, acquiring and/or affiliating with another account wagering firm. In June 2006, the Company sold its customer base back to AmericaTab Ltd. The Company received $10,000 from a note payable issued to American Tab which is being repaid from revenue generated from the Company's customer base.

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

      In March 2006, shareholders voted to un-elect the Company as a "Business Development Company," or "BDC." The shareholder election became effective at the end of the month. This action was predicated on the Company determining that it was no longer a benefit or advisable to remain a "BDC." Consistent comments and feedback from the SEC led the Company to this opinion. The Company felt the SEC had conveyed on more than one occasion that it did not think Phoenix Interests, Inc. was best suited or qualified to remain as a "BDC." On March 14, 2006, the Company filed a Definitive Information Statement with the Securities and Exchange Commission to withdraw as a business development company under the Investment Company Act of 1940. The financial statements for the year ended December 31, 2007 and 2006 have not been presented in a business development company format.

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

      The ending affiliation with AmericaTab, Ltd., the incident with Patrick L. Brown and somewhat forced transition from being a "BDC" has had a material and harmful effect on the Company, its operations and future. Consequently, this is why the Company is open to other ideas and directions for the business. Since the fourth quarter 2006, the Company focused on potential merger and acquisition candidates.

      Our business address is 2226 N. Burling Street, No. 4, Chicago, Ill. 60614, and our telephone number is (773) 857-2150.

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

      WE HAVE HISTORICALLY LOST MONEY, AND OUR LOSSES MAY CONTINUE IN THE FUTURE

      We have historically lost money. As of December 31, 2007, we had had an accumulated deficit of $(7,122,265). Further such losses are likely to occur in the future, and we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. We can give no assurances that we will be successful in reaching or maintaining profitable operations.

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

      THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO RECURRING LOSSES AND WORKING CAPITAL SHORTAGES

      The report of our independent accountants on our December 31, 2007, financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding.

      OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

      There has been a limited public market for our common stock, and we can give no assurances that an active trading market for our common stock will develop. The lack of an active trading market could adversely affect our shareholders' ability to sell our common stock without delay, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock regardless of our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

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

ITEM 2. DESCRIPTION OF PROPERTY.

      Our offices are located at 2226 N. Burling Street, No. 4, Chicago, Illinois 60614. Our executive and administrative office were formerly located at One RiverPoint Plaza, Suite 706, Jeffersonville, Indiana 47130.

ITEM 3. LEGAL PROCEEDINGS.

      As of December 31, 2007, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted for shareholder approval during the fiscal year covered by this Report.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      A limited public market for our common stock exists on the NASDAQ Bulletin Board under the symbol "PXIT."

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

                                                   HIGH                LOW
                                               -------------     --------------
For the year ended December 31, 2007:
    Fourth quarter                             $     0.0003      $      0.0001
    Third quarter                              $     0.0003      $      0.0001
    Second Quarter                             $     0.0017      $      0.0001
    First quarter                              $     0.0002      $      0.0001
For the year ended December 31, 2006:
    Fourth quarter                             $     0.0002      $      0.0001
    Third quarter                              $     0.0006      $      0.0002
    Second Quarter                             $     0.0025      $      0.0006
    First quarter                              $     0.0018      $      0.0025

      As of April 15, 2008, there were approximately 1,000 record holders of our common stock.

      We have not paid any cash or other dividends on our common stock since our company was formed and we do not anticipate paying any such dividends in the foreseeable future. We intend to retain any earnings to use in our operations and to finance the expansion of our business.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the year ended December 31, 2007, the Company issued 101,576,923 shares of common stock to holders of notes payable for the conversion of $11,715 in notes payable; issued 385,319,122 common stock for the conversion of Series D preferred stock and preferred stock dividend in the amount of $64,981 and issued 35,714,285 common stock for the conversion of Series E preferred stock and preferred stock dividend in the amount of $5,000. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. .

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

      OVERVIEW

      Phoenix Interests, Inc. is a reporting company under the federal securities laws. Our shares of common stock are publicly traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "PXIT." We were organized under the laws of Nevada on March 25, 1999.

      Following its incorporation, Phoenix Interests entered into the "pinhooking" and racing of thoroughbred horses. To date, substantially all of Phoenix Interests' revenues have been generated from the pinhooking of thoroughbred horses.

      During 2003, we discontinued all pinhooking activities and liquidated our remaining horse inventory. Going forward, we expect to generate revenues and profits when applicable from its investments in online account wagering, gaining and other various forms of legalized gambling. On January 20, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company's common stock. In March 2004, we formed a wholly owned subsidiary "Online Enterprises, Inc." as its initial entry into online account wagering and ecommerce. Specifically, via our subsidiary Online Enterprises, Inc. we developed web sites "http://www.Barn66.com" and "http://www.BetBarn66.com," which allowed users online to conduct live thoroughbred ecommerce and account wagering. The sites went live during November 2004 and January 2005, respectively. We are able to offer account wagering because of the affiliation we made in October 2004 with AmericaTab Ltd., an account wagering firm founded in 1999 and approved by the State of Oregon. During 2005, Barn66.com produced nominal revenue and we elected to offer its services for free to increase usage. BetBarn66.com produced revenue and showed growth during peak usage times. In January of 2006, AmericaTab notified us that it was ending its affiliation by serving a six-month notice. We are exploring entering into an agreement to sell our customer base to either AmericaTab or others. We are also considering partnering with other wagering firms.

      In January 2006, the Company was notified by AmericaTab, Ltd. that it was ending its affiliation by serving a six-month notice. Subsequently, the Company began exploring alternatives for its account wagering business. Consideration has focused on obtaining its own license, acquiring and/or affiliating with another account wagering firm. In June 2006, the Company sold its customer base back to AmericaTab Ltd. The Company received $10,000 from a note payable issued to American Tab which is being repaid from revenue generated from the Company's customer base.

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

      In March 2006, shareholders voted to un-elect the Company as a "Business Development Company," or "BDC." The shareholder election became effective at the end of the month. This action was predicated on the Company determining that it was no longer a benefit or advisable to remain a "BDC." Consistent comments and feedback from the SEC led the Company to this opinion. The Company felt the SEC had conveyed on more than one occasion that it did not think Phoenix Interests, Inc. was best suited or qualified to remain as a "BDC." On March 14, 2006, the Company filed a Definitive Information Statement with the Securities and Exchange Commission to withdraw as a business development company under the Investment Company Act of 1940. The financial statements for the year ended December 31, 2007 and 2006 have not been presented in a business development company format.

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

      The ending affiliation with AmericaTab, Ltd., the incident with Patrick L. Brown and somewhat forced transition from being a "BDC" has had a material and harmful effect on the Company, its operations and future. Consequently, this is why the Company is open to other ideas and directions for the business. Since the fourth quarter 2006, the Company focused on potential merger and acquisition candidates.

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

      OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

      REVENUES. Our revenues for the year ended December 31, 2007 were $11,124 as compared to $26,316 for the same period in 2006.

      OPERATIONAL EXPENSES. Our operational expenses for the year ended December 31, 2007 were $284,710 compared to $443,573 for the same period in 2006. The decrease in operational expenses is primarily due to a decrease in professional fees and impairment expense.

      OTHER INCOME (EXPENSE). Our interest expense and financing costs for the year ended December 31, 2007 was $15,477 compared to $1,262 during the same period in 2006. The increase in the interest expense and financing costs is the result of an increase in debentures outstanding.

      Change in accrued derivative liability for the year ended December 31, 2007 was an increase of (other expense) $375,401 compared to a decrease of (other income)$204,819 for the year ended 2006. The change in derivative liability is directly related to the change in the accrued derivative liability balance which fluctuates based fair value.

      NET INCOME (LOSS). Our net loss for the year ended December 31, 2007 was $664,464 compared to $147,237 for the same period in 2006. The increase in the net loss is primarily due to the change in the accrued derivative liability and decrease in professional fees..

      CHANGES IN BALANCE SHEET. At December 31, 2007 we had no current assets as compared to $1,042 at December 31, 2006, total assets of $0 at December 31, 2007 as compared to $12,620 at December 31, 2006, total liabilities of $4,638,500 at December 31, 2007 as compared to $3,808,633 at December 31, 2006 and stockholders' (deficit) at December 31, 2007 of ($4,638,500) as compared to ($3,796,013) at December 31, 2006.

      LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS. During the year ended December 31, 2007 net cash used in operating activities for the period was $36,080 as compared to net cash used in operating activities of $205,819 for the year ended December 31, 2006. The decrease was primarily due to an increase in accrued derivative liability and an increase in accrued compensation-related party. Net cash provided by financing activities was $36,080 for the year ended December 31, 2007 principally a result of issuances of note payables.

     As a result of the above, as of December 31, 2007, we had a cash position of $0.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      None.

ITEM 8A (T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our principal executive officer, based on his evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-KSB, has concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. (b) Management's Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-KSB does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report. (c) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

      (a) The following table sets forth the name, age and position with the Company of each officer and director of the Company as of the date of this report.

         NAME                  AGE                      POSITION
--------------------------   -------   -----------------------------------------
James D. Tilton, Jr.            47     Chairman of the Board, Chief Executive
                                       Officer, President, and Secretary

Peter Klamka                    39     Director

BIOGRAPHICAL INFORMATION

      James D. Tilton, Jr., has served as chairman of our board of directors, chief executive officer, president, secretary, treasurer and sole director since we were formed. Mr. Tilton has more than 11 years' experience in the securities industry. From 1995 to 1996, he was stockbroker at Morgan Keegan. From 1997 to 1999, he worked independently in the securities industry, specializing in corporate finance and investment banking. Mr. Tilton has been involved in the financing of private and public small-growth companies. Since January 1999, Mr. Tilton has also been TuneIn Media, Inc.'s chief executive officer and president. TuneIn Media, Inc. was an interactive media content provider and currently is a dormant company. Mr. Tilton formally resigned this position in October of 2005. Mr. Tilton is currently a director of Girasolar (OTCBB: GRSR). Mr. Tilton has a B.A. in Political Science with an emphasis in Accounting/Business from the University of Louisville.

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

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

      Our board of directors acts as our audit committee. No member of our board of directors is an "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B promulgated under the Securities Act. To date, we have conducted limited operations and generated only minimal revenue since inception. In light of the foregoing, and on evaluating our internal controls, our board of directors determined that our internal controls are adequate to insure that financial information is recorded, processed, summarized, and reported in a timely and accurate manner in accordance with applicable rules and regulations of the Securities and Exchange Commission. Accordingly, our board of directors concluded that the benefits of retaining an individual who qualifies as an "audit committee financial expert" would be outweighed by the costs of retaining such a person.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Under section 16 of the Exchange Act, our directors and executive officers and beneficial owners of more than 10% of the our common stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in our common stock and derivative securities. Based solely on a review of those reports provided to us and written representations from those persons regarding the necessity to file any such reports, we are not aware of any failures to file reports or report transactions in a timely manner during our fiscal year ended December 31, 2007.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

      The following table sets forth the compensation awarded to, earned by or paid to Mr. Tilton. We had no other officers during this period.

                                                                                     LONG-TERM
                                                                                COMPENSATION AWARDS
                                                                            ----------------------------
                                                                             RESTRICTED      SECURITIES
     NAME AND PRINCIPAL                                     OTHER ANNUAL       STOCK         UNDERLYING
          POSITION                YEAR         SALARY       COMPENSATION       AWARDS         OPTIONS
-----------------------------   --------   -------------   --------------   ------------    ------------
James D. Tilton, Jr               2006     $ 180,000 (1)    $           -   $          -               -
  Chairman of the Board,
  Chief Executive Officer
  and President

James D. Tilton, Jr               2007     $ 180,000 (1)    $           -   $          -               -
  Chairman of the Board,
  Chief Executive Officer
  and President

(1)   $45,000 of this amount was accrued and has not bee paid
(2)   $180,000 of this amount is accrued and has not been paid.

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

      Mr. Tilton's employment agreement also provided for the one-time grant under our Millennium Stock Option Plan of 3,000,000 incentive stock options (reduced to 300,000 by the ten-for-one reverse stock split effected in January
2004) to Mr. Tilton at 110% of the fair market value of our common stock on the date of the grant. These options vested but were cancelled upon our electing to be regulated as a business development company.

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

   NAME AND ADDRESS OF            NUMBER OF SHARES OF                                     PERCENTAGE OF
     BENEFICIAL OWNER              BENEFICIALLY OWNED            CLASS OF STOCK             CLASS (1)
---------------------------     -----------------------      ---------------------     -------------------
James D. Tilton, Jr.                   218,798                       Common                            *  %
                                       218,000                  Class C Preferred                   95.6  %

Peter Klamka, Director                5,000 (2)                      Common                            *  %
                                        5,000                   Class C Preferred                    2.2  %

All directors and
   officers as a group                                               Common                            *  %
                                                                Class C Preferred                   97.8  %

   *    less than 1%

   (1) Figures based on 1,607,041,087 shares of common stock and 228,000 shares of Class C preferred stock being outstanding as of May 10, 2006, with each share of Class C preferred stock being convertible at any time, at the option of the holder, into one share of common stock.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The premises housing our executive and administrative office are owned by James D. Tilton, Jr., our chief executive officer. See "Description of Property." Starting July 1, 2003, he has charged the company $1,250 per month for our use of these premises, and during 2005 was increased to $1,500 per month. Since August 2006, the Company, due to lack of funds has been unable to pay rent.

      By way of compensation in lieu of unpaid salary, in 2003 we issued shares to Mr. Tilton and in 2002, 2003, and 2004 we made lump-sum payments to him. See "Executive Compensation." In addition, in December 2003 we agreed to pay to Mr. Tilton, as and when the board of directors determines that funds are available to do so and in one or more payments, a bonus of $200,000 in lieu of unpaid salary. In 2004, we paid Mr. Tilton $169,478 of this $200,000. During 2005 the balance was paid. See "Employment Agreement."

ITEM 13. EXHIBITS

(a)   The following Exhibits are filed herewith and made part hereof.

      3.1 Articles of incorporation of the registrant (incorporated by reference to the registrant's registration statement on Form 10-SB, as amended, filed with the Commission on July 5, 2000).

      3.2 Certificate of designations of Series A preferred stock of the registrant filed with the Nevada Secretary of State on April 18, 2002 (incorporated by reference to the registrant's quarterly report on form 10-QSB filed with the Commission on June 6, 2004).

      3.3 Certificate of designations of Series B preferred stock of the registrant filed with the Nevada Secretary of State on December 17, 2003 (incorporated by reference to the registrant's quarterly report on form 10-QSB filed with the Commission on June 6, 2004).

      3.4 Certificate of amendment of the registrant filed with the Nevada Secretary of State on December 31, 2003 (incorporated by reference to the registrant's quarterly report on form 10-QSB filed with the Commission on June 6, 2004).

      3.5 Certificate of designations of Series C preferred stock of the registrant filed with the Nevada Secretary of State on January 13, 2004 (incorporated by reference to the registrant's quarterly report on form 10-QSB filed with the Commission on June 6, 2004).

      3.6 Corrected certificate of designation of Series D preferred stock of the registrant (filed herewith).

      3.7 Bylaws of the registrant (incorporated by reference to the registrant's registration statement on Form 10-SB, as amended, filed with the Commission on July 5, 2000).

      10.1 Debenture issued by the registrant to Patrick L. Brown due April 30, 2004 (incorporated by reference to the registrant's quarterly report on form 10-QSB filed with the Commission on June 6, 2004).

      10.2 Debenture issued by the registrant to Pinnacle Investment Partners, L.P. due February 7, 2005 (incorporated by reference to the registrant's quarterly report on form 10-QSB filed with the Commission on June 6, 2004).

      10.3 Securities purchase agreement dated February 7, 2004, between the registrant and Pinnacle Investment Partners, L.P. (incorporated by reference to the registrant's quarterly report on form 10-QSB filed with the Commission on June 6, 2004).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Aggregate fees billed to us for the fiscal years ended December 31, 2007 and 2006 by our principal accountants, Gruber and Company, LLC, are as follows:

                                          FOR THE YEARS ENDED
                                             DECEMBER 31,
                                   --------------------------------
                                        2007              2006
                                   --------------    --------------
Audit Fees                         $       13,000    $       18,000
Audit-Related Fees                 $       12,000    $       16,500
Tax Fees                           $            -    $            -
Other Fees                         $            -    $            -

      The audit-related fees relate to review services performed by our accountant; the tax fees relate to preparation of our tax returns by our accountant.

      Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by the audit committee to assure that those services do not impair the accountants' independence. We do not have an audit committee, so our board of directors reviews and approves audit and permissible non-audit services performed by Gruber and Company LLC as well as the fees they charge for performing those services.

                                   SIGNATURES

      In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PHOENIX INTERESTS, INC.
                                              ---------------------------
                                                      Registrant

Date: May 15, 2008                            By: /s/ James D. Tilton
                                                  ------------------------------
                                                  James D. Tilton
                                                  Chairman, President, Secretary
                                                  and Chief Executive Officer
                                                  (Principal Executive Officer
                                                  and Principal Financial and
                                                  Accounting Officer)

      In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                             TITLE                        DATE
---------------------------------     -------------------------    -------------

/s/ James D. Tilton, Jr.              Chairman                     May 15, 2008
---------------------------------     President and
James D. Tilton, Jr.                  Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)


/s/ Peter Klamka                      Director                     May 15, 2008
---------------------------------
Peter Klamka

                             PHOENIX INTERESTS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2007 AND 2006

Report of Independent Registered Public Accounting Firm                     F-2

Consolidated Financial Statements:

  Consolidated Balance Sheets as of December 31, 2007 and 2006              F-3

  Consolidated Statements of Operations for the years ended December
    31, 2007 and 2006                                                       F-4

  Consolidated Statements of Stockholders' Deficit for the years ended
    December 31, 2007 and 2006                                              F-5

  Consolidated Statements of Cash Flows for the years ended December
    31, 2007 and 2006                                                       F-6

Notes to Consolidated Financial Statements                                  F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To The Board of Directors and Stockholders of
Phoenix Interests, Inc.
Jeffersonville, Indiana


      We have audited the accompanying consolidated balance sheet of Phoenix Interests, Inc. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Interests, Inc. and subsidiary as of December 31, 2007 and 2006, and the consolidated results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred a net loss of $664,464, used cash for operations of $36,080 for the year ended December 31, 2007, has an accumulated deficit of $7,122,265 as of December 31, 2007 and has a working capital deficit of $4,638,500 as of December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Gruber and Company, LLC
CERTIFIED PUBLIC ACCOUNTANTS

Lake St. Louis, Missouri
May 14, 2008


                                  PHOENIX INTERESTS, INC. AND SUBSIDIARY
                                       CONSOLIDATED BALANCE SHEETS
                                     AS OF DECEMBER 31, 2007 AND 2006


                                                                           DECEMBER 31,     DECEMBER 31,
                                                                               2007             2006
                                                                          -------------    -------------
                                                  ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                             $           -    $           -
    Accounts receivable                                                               -            1,042
                                                                          -------------    -------------
TOTAL CURRENT ASSETS                                                                  -            1,042

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  of $0 and $13,067                                                                               11,578
                                                                          -------------    -------------
TOTAL ASSETS                                                              $           -    $      12,620
                                                                          =============    =============

                                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Cash overdraft                                                        $      20,618    $      21,948
    Convertible notes payable                                                         -           11,715
    Convertible debt - related party                                            229,022                -
    Convertible debt                                                             37,480                -
    Notes payable                                                                40,000            2,590
    Accounts payable and accrued expenses                                       236,439          208,564
    Accrued compensation - related party                                              -           72,183
    Capital lease obligation                                                          -            7,134
    Dividends payable                                                           681,124          418,487
    Accrued derivative liability                                              1,715,917        1,325,516
    Preferred stock; Series A; $0.001 par value;
      5,000 shares authorized; 2,656 and 2,656 shares
      issued and outstanding                                                    265,600          265,600
    Preferred stock; Series D convertible;
      $0.001 par value; 25,000 shares authorized;
      8,415 and 8,969 shares issued and outstanding                             841,500          896,900
    Preferred stock; Series E convertible;
      $0.001 par value; 25,000 shares authorized;
      5,708 and 5,758 shares issued and outstanding                             570,800          575,800
                                                                          -------------    -------------
TOTAL CURRENT LIABILITIES                                                     4,638,500        3,806,437

CAPITAL LEASE OBLIGATION, net of current portion                                      -            2,196
                                                                          -------------    -------------
TOTAL LIABILITIES                                                             4,638,500        3,808,633
                                                                          -------------    -------------

COMMITMENTS AND CONTINGENCIES                                                         -                -

STOCKHOLDERS' DEFICIT
    Preferred stock; Series B; $0.001 par value;
      100,000 shares authorized; 0 and 0 shares
      issued and outstanding                                                          -                -
    Preferred stock; Series C; $0.001 par value;
      12,000,000 shares authorized; 228,000 and 228,000
      shares issued and outstanding                                                 228              228
    Common stock; $0.001 par value; 5,000,000,000 shares
      authorized; 1,489,061,087 and 841,450,771 shares
      issued and outstanding                                                  1,489,061          841,451
    Additional paid-in capital                                                  994,476        1,547,890
    Accumulated deficit                                                      (7,122,265)      (6,185,582)
                                                                          -------------    -------------
TOTAL STOCKHOLDERS' DEFICIT                                                  (4,638,500)      (3,796,013)
                                                                          -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $           -           12,620
                                                                          =============    =============


         The accompanying notes are an integral part of these consolidated financial statements.


                            PHOENIX INTERESTS, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                              YEARS ENDED DECEMBER 31,
                                                        ------------------------------------
                                                              2007                2006
                                                        ----------------    ----------------

REVENUES                                                $         11,124    $         26,316

OPERATING EXPENSES
    Compensation                                                 180,000             180,000
    Professional fees                                             72,693             164,666
    Office expenses                                               10,382               7,093
    Travel                                                           718               5,270
    Depreciation and amortization                                  2,605              18,755
    Rent                                                          18,000              18,000
    Insurance                                                          -               5,160
    Utilities                                                          -                 545
    Bank charges                                                     312               1,111
    Impairment expense                                                 -              42,973

                                                        ----------------    ----------------
TOTAL OPERATING EXPENSES                                         284,710             443,573
                                                        ----------------    ----------------

LOSS FROM OPERATIONS                                            (273,586)           (417,257)

OTHER INCOME (EXPENSE)
    Interest expense and financing costs                         (15,477)             (1,262)
    Change in accrued derivative liability                      (375,401)            204,819
    Other                                                              -              66,463

                                                        ----------------    ----------------
TOTAL OTHER INCOME (EXPENSE)                                    (390,878)            270,020
                                                        ----------------    ----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                          (664,464)           (147,237)

PROVISION FOR INCOME TAXES                                             -                   -
                                                        ----------------    ----------------

NET LOSS                                                        (664,464)           (147,237)

PREFERRED STOCK DIVIDENDS                                       (272,219)           (400,746)
                                                        ----------------    ----------------

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS              $       (936,683)   $       (547,983)
                                                        ================    ================

NET LOSS PER SHARE ATTRIBUTED TO COMMON
  STOCKHOLDERS - BASIC AND DILUTED:                     $          (0.00)   $          (0.00)
                                                        ================    ================

WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC AND DILUTED                                      1,028,156,986         399,246,843
                                                        ================    ================


   The accompanying notes are an integral part of these consolidated financial statements.



                                               PHOENIX INTERESTS, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                FOR THE YEAR ENDED DECEMBER 31, 2007

                                  -----------------------
                                          SERIES C               COMMON STOCK           ADDITIONAL                       TOTAL
                                  ----------------------- --------------------------     PAID-IN      ACCUMULATED     STOCKHOLDERS'
                                     SHARES      AMOUNT       SHARES       AMOUNT        CAPITAL        DEFICIT         DEFICIT
                                  --------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2005          228,000         228     30,176,943       30,177     1,815,606      (5,637,599)      (3,791,588)

Common stock issued for
  conversion of debt                                       376,474,317      376,474      (255,299)                         121,175
Common stock issued for
  conversion of Series D & E                                                                                                     -
  preferred stock and payment
  of Series D & E dividends                                434,799,497      434,800       (12,417)                         422,383
Value of beneficial conversion
  feature of Series E preferred
  stock issued                                                                                           (122,473)        (122,473)
Accrued preferred stock dividends                                                                        (278,273)        (278,273)
Net loss                                                                                                 (147,237)        (147,237)

                                  ----------------------- -------------------------- -------------- ---------------- ---------------
BALANCE, DECEMBER 31, 2006          228,000      $  228    841,450,757   $  841,451   $ 1,547,890    $ (6,185,582)    $ (3,796,013)
                                  ======================= ========================== ============== ================ ===============
Common stock issued for
  conversion of debt                                       101,576,923      101,577       (89,862)                          11,715
Common stock issued for
  conversion of Series D
  preferred stock and preferred
  stock dividends                                          385,319,122      385,319      (320,338)                          64,981
Common stock issued for conversion
  of Series E preferred stock                               35,714,285       35,714       (30,714)                           5,000
  and preferred stock dividends
Common stock issued for services                           125,000,000      125,000      (112,500)                          12,500
Accrued preferred stock dividends                                                                        (272,219)        (272,219)
Net loss                                                                                                 (664,464)        (664,464)

                                  ----------------------- -------------------------- -------------- ---------------- ---------------
BALANCE, DECEMBER 31, 2007          228,000      $  228  1,489,061,087  $ 1,489,061   $   994,476    $ (7,122,265)    $ (4,638,500)
                                  ======================= ========================== ============== ================ ===============


                       The accompanying notes are an integral part of these consolidated financial statements.



                                PHOENIX INTERESTS, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                                         YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------
                                                                         2007              2006
                                                                   ---------------    ---------------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                        $      (664,464)   $      (147,237)
   Adjustment to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                         2,605             18,755
       Stock issued for services                                            12,500
       Common Stock issued for financing costs                              15,000
       Change in accrued derivative liability                              375,401           (204,819)
       Impairment expense                                                        -             42,973
   Changes in operating assets and liabilities:
     Accounts receivable                                                     1,042                876
     Accounts payable and accrued expenses                                  64,997             20,674
     Accrued Interest                                                            -                147
     Accrued compensation - related party                                  156,839             62,812

                                                                   ---------------    ---------------
Net cash provided by (used in) operating activities                        (36,080)          (205,819)
                                                                   ---------------    ---------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Cash overdraft, net                                                      (1,330)            21,948

   Proceeds from sale of Class E preferred stock                                 -            195,000
   Proceeds from note payable                                               37,410             10,000
   Payments on note payable                                                      -             (7,410)
   Payment of preferred stock dividends                                          -            (29,958)
   Payment of capital lease obligation                                           -             (7,548)

                                                                   ---------------    ---------------
Net cash provided by (used in) financing activities                         36,080            182,032
                                                                   ---------------    ---------------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                              -            (23,787)

CASH AND CASH EQUIVALENTS, Beginning of period                                   -             23,787
                                                                   ---------------    ---------------

CASH AND CASH EQUIVALENTS, End of period                           $             -    $             -
                                                                   ===============    ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                   $             -    $           747
                                                                   ===============    ===============
   Income taxes paid                                               $             -    $             -
                                                                   ===============    ===============

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Capital lease obligation                                        $             -    $             -
                                                                   ===============    ===============
   Conversion of debentures/notes payable to common stock          $       101,577    $       121,175
                                                                   ===============    ===============
   Conversion of Series D & E dividends to common stock            $       421,033    $       109,283
                                                                   ===============    ===============
   Conversion of Series A, D & E preferred stock to common stock   $             -    $       313,100
                                                                   ===============    ===============


        The accompanying notes are an integral part of these consolidated financial statements.

                                                 F-6

                     PHOENIX INTERESTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

      Phoenix Interests, Inc. (the "Company") was organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc. Effective May 18, 2004, the Company changed its name to Phoenix Interests, Inc. The Company's prior business operations consisted of purchasing, training and selling of thoroughbred horses. As of December 31, 2003, the Company liquidated its entire inventory of thoroughbred horses. On January 20, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company's common stock. On March 14, 2006, the Company filed a Definitive Information Statement with the Securities and Exchange Commission to withdraw as a business development company under the Investment Company Act of 1940. The financial statements for the year ended December 31, 2006 have not been presented in a business development company format.

Going Concern
-------------

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the year ended December 31, 2007 of $664,464, and at December 31, 2007, had an accumulated deficit of $7,122,265 and a working capital deficit of $4,638,500. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Stock Based Compensation
------------------------

      The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were no stock options granted during the year ended December 31, 2007 and 2006.

Use of Estimates
----------------

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2007, the Company used estimates in determining accrued expenses, the value of stock based compensation issued for services and the value of the accrued derivative liability. Actual results could differ from these estimates.

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

Property and Equipment
----------------------


      Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 2-5 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations. Depreciation expense for property and equipment for the years ended December 31, 2007 and 2006 was $2,605 and $6,203, respectively.

Web Development Costs
---------------------

      Website development costs are for the development of the Company's Online Enterprises, Inc. subsidiary's Internet website. These costs have been capitalized when acquired and installed, and will be amortized over three years once placed in service. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Website development costs will be amortized over 36 months. Amortization began in 2005 when the website was placed in service. During the year ended December 31, 2006, the Company wrote-off its web development costs since it concluded that it had no future value.

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

Income Taxes
------------

      The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for d differences, and deferred tax liabilities are recognize temporary differences. Temporary differences are the di the reported amounts of assets and liabilities and theieductible temporary Deferred tax assets are reduced by a valuation allowancd for taxable opinion of management, it is more likely than not that fferences between of the deferred tax assets will be realized. Deferred tr tax bases. liabilities are adjusted for the effects of changes in e when, in the on the date of enactment. some portion or all ax assets and Earnings (Loss) Per Share tax laws and rates

      The Company reports earnings (loss) per share in a No. 128, "Earnings per Share." Basic earnings (loss) pe by dividing income (loss) available to common sharehold average number of common shares available. Diluted earnccordance with SFAS share is computed similar to basic earnings (loss) per r share is computed the denominator is increased to include the number of aers by the weighted shares that would have been outstanding if the potentiaings (loss) per been issued and if the additional common shares were dishare except that earnings
(loss) per share has not been presented since dditional common assumed conversion of options and warrants to purchase l common shares had have an anti-dilutive effect. The following potential clutive. Diluted been excluded from the computation of diluted net loss the effect of the years ended December 31, 2007 and 2006 because the effecommon shares would anti-dilutive:

                                               2007                 2006
                                          ---------------     ---------------

Common stock issuable upon
  conversion of notes payable               5,630,040,000          90,115,385
Common stock issuable  upon
  conversion of preferred stock            33,262,350,476       5,893,390,095

Comprehensive Loss
------------------

      SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the years ended December 31, 2007 and 2006, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive loss has not been included herein.

Reclassification
----------------

      Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

Recently Issued Accounting Pronouncements
-----------------------------------------

      In September 2006, the Financial Accounting Standards Board (" FASB ") issued SFAS No. 157, " FAIR VALUE MEASUREMENTS ." This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the Company's consolidated financial statements.

      In February of 2007 the FASB issued SFAS 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES--INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ." The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is analyzing the potential accounting treatment.

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which is an amendment of Accounting Research Bulletin ("ARB") No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

      In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." This statement replaces FASB Statement No. 141, "Business Combinations." This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

NOTE 2 - RELATED PARTY TRANSACTIONS

      Total rent expense paid to Mr. Tilton, the Company's CEO for the years ended December 31, 2007 and 2006 was $18,000 and $18,000, respectively.

      At December 31, 2007, the Company reflected an accrual for unpaid officer compensation of $229,022.

NOTE 3 - CONVERTIBLE NOTES PAYABLE

      The Company has the following convertible debentures outstanding as of December 31, 2007 and December 31, 2006:

                                                 DECEMBER 31,     DECEMBER 31,
                                                     2007             2006
                                                --------------   --------------
Compass Capital Group, bears interest at
8% per annum, convertible to common stock
at a price equal to 65% of the closing bid
price. The debenture matured on January 1,
2005 and in September 2005 the Company
settled with Compass allowing it to convert
$11,750 per month.                              $            -   $       11,715
                                                ==============   ==============

NOTE 4 - CONVERTIBLE DEBT

      In 2007, the Company converted at total of $37,480 of accounts payable and $229,022 of officer compensation into convertible debt. The convertible debt can be converted at the option of the debt holder into shares of the Company's common stock at a 50% discount to the market price at the date of conversion.

NOTE 5 - NOTE PAYABLE

      In July 2006, the Company issued a note payable to America Tab Ltd. on the amount of $10,000. The note bears interest at 10% per annum and is to be repaid from revenue generated from the Company's website. As of December 31, 2007 and 2006, the unpaid balance on this note was $0 and $2,590, respectivley.

     During the year ended December 31, 2007, the Company issued two notes payable in the amount of $25,000 and $15,000. The notes are unsecured, bears interest at the rate of 12% per annum and are payable upon demand.

NOTE 6 -STOCKHOLDERS' DEFICIT

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

Common Stock
------------

      The Company had the following transactions in its common stock:

      o during the year ended December 31, 2007, the Company issued 101,576,923 shares of common stock to holders of notes payable for the conversion of $11,715 in notes payable; issued 385,319,122 common stock for the conversion of Series D preferred stock and preferred stock dividend in the amount of $64,981; issued 35,714,285 common stock for the conversion of Series E preferred stock and preferred stock dividend in the amount of $5,000; and issued 125,000,000 shares of common stock for services rendered of $12,500.

      o during the year December 31, 2006, the Company issued 376,474,317 shares of common stock to holders of notes payable for the conversion of $121,175 in notes payable; and

      o during the year ended December 31, 2006, the Company issued 434,799,497 shares of common in exchange for 2,921 and 210 shares for Series D and E preferred stock, respectively, and the payment of $109,283 in Series D and E preferred stock dividends.

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

      The Company had the following transaction in its preferred stock:

      o during the year ended December 31, 2006, the Company issued 1,950 shares of Series E preferred stock for $195,000 in cash. The 1,950 shares of Series E preferred stock issued in this transaction can be converted into shares of the Company's common stock at 70% of the current market price. The beneficial conversion feature resulting from this issuance amounted to $122,473 which has been recorded in the accompanying financial statements as a dividend payment.

NOTE 7 - INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2007 are as follows:

                                                DECEMBER 31,
                                                   2007
                                               --------------
              Deferred tax assets:
                Federal net operating loss     $    1,644,000
                State net operating loss              248,000
                                               --------------

              Total deferred tax assets             1,892,000
                Less valuation allowance           (1,892,000)
                                               --------------

                                               $            -
                                               ==============

      At December 31, 2007, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $4,800,000 and $4,899,000, respectively. NOLs could, if unused, expire in varying amounts in the years 2017 through 2019.

      The valuation allowance increased by $248000 and $54,000 during 2007and 2006, respectively. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2007 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

      The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2007 and 2006 is as follows:

                                                2007               2006
                                             ----------         ----------
      Federal income tax rate                    (34.0%)            (34.0%)
      State tax, net of federal benefit           (5.0%)             (5.0%)
      Increase in valuation allowance             39.0%              39.0%

      Effective income tax rate                    0.0%               0.0%

      Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate.