Form 10-Q
period 2008-03-31
PHOENIX INTERESTS INC
filed 2008-05-20
CIK 1092448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 000-30949

                             PHOENIX INTERESTS, INC.
                            2226 N. Burling St. No. 4
                               Chicago, IL 60614
                                 (773) 857-2150


INCORPORATED IN NEVADA                                  I.R.S. EMPLOYER
                                                  IDENTIFICATION NO. 61-1342734

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]              Accelerated filer [_]
Non-accelerated filer   [_]              Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of May 15, 2008 there were 1,607,061,087 shares of common stock were outstanding.

                             PHOENIX INTERESTS, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION.................................................3

   Item 1.   Financial Statements..............................................3

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................14

   Item 4.  Controls and Procedures...........................................16

PART II.   OTHER INFORMATION..................................................17

   Item 1.   Legal Proceedings................................................17

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......17

   Item 3.   Defaults Upon Senior Securities..................................17

   Item 4.   Submission of Matters to a Vote of Security Holders..............17

   Item 5.   Other Information................................................17

   Item 6.   Exhibits.........................................................17

SIGNATURES....................................................................18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          PHOENIX INTERESTS, INC. AND SUBSIDIARY
                                Consolidated Balance Sheets
                        As of March 31, 2008 and December 31, 2007


                                                                March 31,     December 31,
                                                                  2008           2007
                                                               -----------    -----------
                                                               (unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                  $        --    $        --
    Accounts receivable                                              1,078             --
                                                               -----------    -----------
TOTAL CURRENT ASSETS                                           $     1,078    $        --
                                                               ===========    ===========


             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Cash overdraft                                             $    20,006    $    20,618
    Convertible debt - related party                               229,022        229,022
    Convertible debt                                                37,480         37,480
    Notes payable                                                   60,000         40,000
    Accounts payable and accrued expenses                          236,439        236,439
    Accrued compensation - related party                            32,463             --
    Dividends payable                                              746,626        681,124
    Accrued derivative liability                                 1,787,666      1,715,917
    Preferred stock; Series A; $0.001 par value;
      5,000 shares authorized;
      2,656 and 2,656 shares issued and outstanding                265,600        265,600
    Preferred stock; Series D convertible; $0.001 par value;
      25,000 shares authorized;
      8,345 and 8,415 shares issued and outstanding                834,500        841,500
    Preferred stock; Series E convertible;
      $0.001 par value; 25,000 shares authorized;
      5,708 and 5,708 shares issued and outstanding                570,800        570,800
                                                               -----------    -----------
TOTAL CURRENT LIABILITIES                                        4,820,602      4,638,500
                                                               ===========    ===========


COMMITMENTS AND CONTINGENCIES                                           --             --

STOCKHOLDERS' DEFICIT
    Preferred stock; Series B; $0.001 par value;
      100,000 shares authorized;
      0 and 0 shares issued and outstanding                             --             --
    Preferred stock; Series C; $0.001 par value;
      12,000,000 shares authorized;
      228,000 and 228,000 shares issued and outstanding                228            228
    Common stock; $0.001 par value;
      5,000,000,000 shares authorized; 1,607,061,087 and
      1,489,061,087 shares issued and outstanding                1,607,061      1,489,061
    Additional paid-in capital                                     884,736        994,476
    Accumulated deficit                                         (7,311,549)    (7,122,265)
                                                               -----------    -----------
TOTAL STOCKHOLDERS' DEFICIT                                     (4,819,524)    (4,638,500)
                                                               -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $     1,078    $        --
                                                               ===========    ===========


  The accompanying notes are an integral part of these consolidated financial statements.




                     PHOENIX INTERESTS, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
               For The Three Months ended March 31, 2008 and 2007


                                                 Three Months Ended March 31,
                                              ----------------------------------
                                                  2008                 2007
                                              ---------------    ---------------
                                                (unaudited)       (unaudited)

REVENUES                                      $         1,867    $         3,697

OPERATING EXPENSES
     Compensation                                      45,000             45,000
     Professional fees                                     --             30,174
     Office expenses                                       14              4,782
     Travel                                             3,056                 --
     Depreciation and amortization                         --                868
     Rent                                               4,500              4,500
     Bank charges                                          70                123
                                              ---------------    ---------------
TOTAL OPERATING EXPENSES                               52,640             85,447
                                              ---------------    ---------------

LOSS FROM OPERATIONS                                  (50,773)           (81,750)

OTHER INCOME (EXPENSE)
     Interest expense and financing costs             (20,000)              (197)
     Change in accrued derivative liability           (51,749)           (33,019)
                                              ---------------    ---------------
TOTAL OTHER INCOME (EXPENSE)                          (71,749)           (33,216)
                                              ---------------    ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES               (122,522)          (114,966)

PROVISION FOR INCOME TAXES                                 --                 --
                                              ---------------    ---------------

NET LOSS                                             (122,522)          (114,966)

PREFERRED STOCK DIVIDENDS                             (66,762)           (68,754)
                                              ---------------    ---------------

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS    $      (189,284)   $      (183,720)
                                              ===============    ===============

NET LOSS PER SHARE ATTRIBUTED TO COMMON
  STOCKHOLDERS - BASIC AND DILUTED:           $         (0.00)   $         (0.00)
                                              ===============    ===============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC AND DILUTED                          1,585,017,131        929,896,925
                                              ===============    ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                              PHOENIX INTERESTS, INC. AND SUBSIDIARY
                                          Consolidated Statement of Stockholders' Deficit
                                               For The Year Ended December 31, 2007
                                                            (unaudited)


                                   Series C                     Common Stock           Additional                       Total
                             ---------------------    ------------------------------     Paid-in     Accumulated     Stockholders'
                               Shares      Amount        Shares            Amount        Capital       Deficit         Deficit
                             ---------    --------    --------------    ------------   -----------   ------------    ------------

Balance, December 31, 2007     228,000    $    228     1,489,061,087    $  1,489,061   $   994,476   $ (7,122,265)   $ (4,638,500)

Common stock issued for
 conversion of Series D
 preferred stock and
 preferred stock dividends                               118,000,000         118,000       (109,740)                        8,260
Accrued preferred stock
 dividends                                                                                                (66,762)        (66,762)
Net loss                                                                                                 (122,522)       (122,522)
                             ---------    --------    --------------    ------------   -----------   ------------    ------------
Balance, March 31, 2008        228,000    $    228     1,607,061,087    $  1,607,061   $   884,736   $ (7,311,549)   $ (4,819,524)
                             =========    ========    ==============    ============   ===========   ============    ============


                      The accompanying notes are an integral part of these consolidated financial statements.





                          PHOENIX INTERESTS, INC. AND SUBSIDIARY
                           Consolidated Statements of Cash Flows
                    For The Three Months Ended March 31, 2008 and 2007

                                                                  Three Month Ended March 31,
                                                                   ----------------------
                                                                     2008          2007
                                                                   ---------    ---------
                                                                  (unaudited)  (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                        $(122,522)   $(114,966)
   Adjustment to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                      --          868
       Change in accrued derivative liability                         51,749       33,019
       Non-cash financing charge                                      20,000           --
   Changes in operating assets and liabilities:
     Accounts receivable                                              (1,078)       1,042
     Accounts payable and accrued expenses                                --       35,154
     Accrued compensation - related party                             32,463       47,495
                                                                   ---------    ---------
Net cash provided by (used in) operating activities                  (19,388)       2,612
                                                                   ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES:
   Cash overdraft, net                                                  (612)         (22)
   Proceeds from note payable                                         20,000       (2,590)
                                                                   ---------    ---------
Net cash provided by (used in) financing activities                   19,388       (2,612)
                                                                   ---------    ---------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                       --           --

CASH AND CASH EQUIVALENTS, Beginning of period                            --       23,787
                                                                   ---------    ---------

CASH AND CASH EQUIVALENTS, End of period                           $      --    $  23,787
                                                                   =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                   $      --    $     747
                                                                   =========    =========
   Income taxes paid                                               $      --    $      --
                                                                   =========    =========

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Conversion of debentures/notes payable to common stock          $      --    $  11,715
                                                                   =========    =========
   Conversion of Series D & E dividends to common stock            $   1,260    $      --
                                                                   =========    =========
   Conversion of Series A, D & E preferred stock to common stock   $   7,000    $      --
                                                                   =========    =========


  The accompanying notes are an integral part of these consolidated financial statements.


                                            6


                          PHOENIX INTERESTS, INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

      Phoenix Interests, Inc. (the "Company") was organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc. Effective May 18, 2004, the Company changed its name to Phoenix Interests, Inc. The Company's prior business operations consisted of purchasing, training and selling of thoroughbred horses. As of December 31, 2003, the Company liquidated its entire inventory of thoroughbred horses. On January 20, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company's common stock. On March 14, 2006, the Company filed a Definitive Information Statement with the Securities and Exchange Commission to withdraw as a business development company under the Investment Company Act of 1940. The financial statements for the three months ended March 31, 2008 and 2007 have not been presented in a business development company format.

Going Concern
-------------

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the three months ended March 31, 2008 of $122,522, and at March 31, 2008, had an accumulated deficit of $7,311,549and a working capital deficit of $4,819,524. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that it can continue to raise equity financing to support its operations or find an acquisition candidate to complete a merger.

Stock Splits
------------

      On January 7, 2004, the Company affected a one-for-ten reverse stock split of its common stock. On January 20, 2006, the Company authorized a one for fifty reverse stock splits of its common stock. All share information for common shares has been retroactively restated for these two reverse stock splits.

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

Stock Based Compensation
------------------------

      The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were no stock options granted during the three months ended March 31, 2008 and 2007.

Use of Estimates
----------------

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of March 31, 2008, the Company used estimates in determining accrued expenses, the value of stock based compensation issued for services and the value of the accrued derivative liability. Actual results could differ from these estimates.

Fair Value of Financial Instruments
-----------------------------------

      On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

      o Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. The Company's Level 1 assets include cash equivalents, primarily institutional money market funds, whose carrying value represents fair value because of their short-term maturities of the investments held by these funds.

      o Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Company's Level 2 liabilities consist of two liabilities arising from the issuance of a convertible debenture in 2006 and in accordance with EITF 00-19: a warrant liability for detachable warrants, as well as an accrued derivative liability for the beneficial conversion feature. These liabilities are remeasured on a quarterly basis. Fair value is determined using the Black-Scholes valuation model based on observable market inputs, such as share price data and a discount rate consistent with that of a government-issued security of a similar maturity.

      o Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at March 31, 2008.

Description                               Level 1      Level 2        Level 3
-------------------------------------    ---------   ----------     ----------

LIABILITIES
Accrued derivative liability                  --      1,787,666            --

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

Earnings (Loss) Per Share
-------------------------

      The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for three months ended March 31, 2008 and 2007 because the effect would have been anti-dilutive:

                                                                                      2008             2007
                                                                                 ---------------  --------------
Common stock issuable (approximate) upon conversion of notes payable              5,630,040,000-   5,630,040,000
Common stock issuable (approximate) upon conversion of preferred stock            34,082,916,190  33,262,350,476

Comprehensive Loss
------------------

      SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the three months ended March 31, 2008 and 2007, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive loss has not been included herein.

Recently Issued Accounting Pronouncements
-----------------------------------------

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

      In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." This statement replaces FASB Statement No. 141, "Business Combinations." This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position

NOTE 2 - RELATED PARTY TRANSACTIONS

      Total rent expense paid to Mr. Tilton, the Company's CEO for the three months ended March 31, 2008 and 2007 was $4,500 and $4,500, respectively.

      At March 31, 2008, the Company reflected an accrual for unpaid officer compensation of $32,463.

NOTE 3 - CONVERTIBLE DEBT

      For the 2007, the Company converted at total of $37,480 of accounts payable and $229,022 of officer compensation into convertible debt. The convertible debt can be converted at the option of the debt holder into shares of the Company's common stock at a 50% discount to the market price at the date of conversion.

NOTE 4 - NOTE PAYABLE

      During the year ended December 31, 2007, the Company issued two notes payable in the amount of $25,000 and $15,000. The notes are unsecured, bears interest at the rate of 12% per annum and are payable upon demand.

      During the three months ended March 31, 2008, the Company issued a note payable in the amount of $20,000. The note is unsecured, bears interest at the rate of 12% per annum and is payable upon demand.

      All three notes can be converted into shares of common stock at a 50% discount at the option of the noteholder.

NOTE 5 - STOCKHOLDERS' DEFICIT

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

      Common Stock
      ------------

      The Company had the following transactions in its common stock:

      o For the three months ended March 31, 2008, the Company issued 118,000,000 shares of its common stock upon the conversion of its Series D preferred stock and preferred stock dividends of $7,000 and $1,260, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Quarterly Report on Form 10-Q and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27(a) of the Securities Act and section 21(e) of the Exchange Act. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward-looking statements.

      The following discussion should be read in conjunction with Phoenix Interests' financial statements and the related notes included elsewhere in this Quarterly Report.

OVERVIEW

      Phoenix Interests, Inc. is a reporting company under the federal securities laws. Our shares of common stock are publicly traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "PXIT." We were organized under the laws of Nevada on March 25, 1999.

      Following our incorporation, we entered into the "pinhooking" and racing of thoroughbred horses. To date, substantially all of our revenues have been generated from the pinhooking of thoroughbred horses.

      During 2003, we discontinued all pinhooking activities and liquidated our remaining horse inventory. Going forward, we expect to generate revenues and profits when applicable from our investments in online account wagering, gaming and other various forms of legalized gambling. On January 20, 2004, we elected to be regulated as a business development company under the Investment Company Act of 1940. We filed a Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of our intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of shares of our common stock. In March 2004, we formed a wholly owned subsidiary "Online Enterprises, Inc." as our initial entry into online account wagering and ecommerce. Specifically, via our subsidiary Online Enterprises, Inc. we developed web sites "http://www.Barn66.com" and "http://www.BetBarn66.com," which allowed users online to conduct live thoroughbred ecommerce and account wagering. The sites went live during November 2004 and January 2005, respectively. We were able to offer account wagering because of the affiliation we made in October 2004 with AmericaTab Ltd., an account wagering firm founded in 1999 and approved by the State of Oregon. During 2005, Barn66.com produced nominal revenue and we elected to offer its services for free to increase usage. BetBarn66.com produced revenue and showed growth during peak usage times.

      In January 2006, we were notified by AmericaTab, Ltd. that it was ending its affiliation by serving a six-month notice. Subsequently, we began exploring alternatives for our account wagering business. Consideration has focused on obtaining our own license, acquiring and/or affiliating with another account wagering firm. In June 2006, we sold our customer base back to AmericaTab Ltd. We received $10,000 from a note payable issued to American Tab which is being repaid from revenue generated from our customer base.

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

      In March 2006, shareholders voted to un-elect us as a "Business Development Company," or "BDC." The shareholder election became effective at the end of the month. This action was predicated on us determining that it was no longer a benefit or advisable to remain a "BDC." Consistent comments and feedback from the SEC led us to this opinion. We felt the SEC had conveyed on more than one occasion that it did not think we were best suited or qualified to remain as a "BDC." On March 14, 2006, we filed a Definitive Information Statement with the Securities and Exchange Commission to withdraw as a business development company under the Investment Company Act of 1940. The financial statements for the year ended December 31, 2007 and 2006 have not been presented in a business development company format.

      Our ceasing to be a BDC will not absolve us for any actions taken by us while a BDC and we could still become liable for such prior actions.

      We believe we have been harmed with the affiliation termination by AmericaTab, Ltd. We further believe it was caused by our launch of our "Betty" Kiosks. The launch and placement of 2 kiosks in a Kenton County Kentucky bar/restaurant so upset local track operator Turfway Park and its President Bob Ellison that they induced the "Alcohol and Beverage Commissions" or "ABC," to confiscate the machines just weeks after their launch. Mr. Ellison also threatened to pull the Turfway Park signal to AmericaTab and all of its affiliates. This confiscation later led to a false gambling/bookmaking indictment of our consultant Patrick L. Brown who was dismissed in Kenton County during May 2006.

      The ending affiliation with AmericaTab, Ltd., the incident with Patrick L. Brown and somewhat forced transition from being a "BDC" has had a material and harmful effect on us, our operations and future. Consequently, we are open to other ideas and directions for the business. Since the fourth quarter of 2006, we have focused on potential merger and acquisition candidates.

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

OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

      REVENUES. Our revenues for the three months ended March 31, 2008 and 2007 were $1,867 and $3,697, respectively.

      OPERATIONAL EXPENSES. Our operational expenses for the three months ended March 31, 2008 and 2007, were $52,640 and $85,447, respectively.

      INTEREST EXPENSE AND FINANCING COSTS. Our interest expense and financing costs for the three months ended March 31, 2008 and 2007 were $20,000 and $197, respectively. The increase in the interest expense and financing costs is the result of increased borrowings in late 2007 and early 2008.

      NET(LOSS). Our net loss for the three months ended March31, 2008 and 2007 was $122,522 and $114,966, respectively. The difference is principally due to the change in the accrued derivative liability and increased interest expense.

      CHANGES IN BALANCE SHEET. We had current assets of $1,078 at March 31, 2008. We had total assets of $1,078 at March 31, 2008, total liabilities of $4,820,602 at March 31, 2008 and stockholders' (deficit) of ($7,311,549) at March 31, 2008.

      LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS. During the three months ended March 31, 2008 net cash used in operating activities was $19,388 as compared to net cash provided by operating activities of $2,612 for the three months ended March 31, 2007. The decrease was primarily due to an increase in our net loss. Net cash provided by financing activities during the three months ended March 31, 2008 was $19,388 primarily as a result of the proceeds from a note payable.

      As a result of the above, as of March 31, 2008, we had a cash position of $0.

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

CHANGE IN NUMBER OF EMPLOYEES

      The Company in 2008 has no plan to hire additional employees depending upon the direction and nature of its ongoing business operations.

ITEM 4.  CONTROLS AND PROCEDURES

      As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer and principal financial officer. Based on this evaluation, this officer has concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.



PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      As of March 31, 2008, and as of the date of this filing, we are not a party to any pending or threatened litigation, claim or assessment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      In January 2008, we issued 118,000,000 shares of our common stock upon the conversion of our Series D Preferred Stock and preferred stock dividends of $7,000 and $1,260, respectively. This offering and sale of shares qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance did not involve a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. This investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under
Section 4(2) of the Securities Act of 1933 for this transaction.


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

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PHOENIX INTERESTS, INC.
                                          ------------------------------------
                                          Registrant


Date: May 20, 2008                        By: /s/ JAMES D. TILTON, JR.
                                              ----------------------------------
                                              James D. Tilton, Jr.
                                              Chairman, President, Secretary and
                                              Chief Executive Officer
                                              (Principal Executive Officer and
                                              Principal Financial and Accounting
                                              Officer)