Form 10-Q
period 2008-06-30
PHOENIX INTERESTS INC
filed 2008-08-19
CIK 1092448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE SIX MONTHS ENDED JUNE 30, 2008

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                        COMMISSION FILE NUMBER: 000-30949

                       __________________________________

                             PHOENIX INTERESTS, INC.
                               334 RIVERBEND DRIVE
                             LUDLOW, KENTUCKY 41016
                                 (859) 261-4213
                       __________________________________


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

Large accelerated filer [ ]                     Accelerated filer [ ]
Non-accelerated filer [ ]                       Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [X]

As of August 15, 2008 there were 1,659,318,230 shares of common stock were outstanding.

                             PHOENIX INTERESTS, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION................................................3
   Item 1.  Financial Statements..............................................3
   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................14
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......16
   Item 4.  Controls and Procedures..........................................16
PART II. OTHER INFORMATION...................................................17
   Item 1.  Legal Proceedings................................................17
   Item 1A. Risk Factors.....................................................17
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......17
   Item 3.  Defaults Upon Senior Securities..................................17
   Item 4.  Submission of Matters to a Vote of Security Holders..............17
   Item 5.  Other Information................................................17
   Item 6.  Exhibits.........................................................18
SIGNATURES...................................................................18

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

                                         PHOENIX INTERESTS, INC. AND SUBSIDIARY
                                               CONSOLIDATED BALANCE SHEETS
                                        AS OF JUNE 30, 2008 AND DECEMBER 31, 2007


                                                                                             JUNE 30,       DECEMBER 31,
                                                                                               2008            2007
                                                                                           -----------      -----------
                                                                                           (unaudited)
                                         ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                              $     4,824      $        --
                                                                                           -----------      -----------
TOTAL CURRENT ASSETS                                                                       $     4,824      $        --
                                                                                           ===========      ===========


                         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Cash overdraft                                                                         $    22,250      $    20,618
    Convertible debt - related party                                                           229,022          229,022
    Convertible debt                                                                            37,480           37,480
    Notes payable                                                                              110,000           40,000
    Accounts payable and accrued expenses                                                      239,871          236,439
    Accrued compensation - related party                                                        32,622               --
    Dividends payable                                                                          816,174          681,124
    Accrued derivative liability                                                             1,975,315        1,715,917
    Preferred stock; Series A; $0.001 par value; 5,000 shares authorized;
      2,656 and 2,656 shares issued and outstanding                                            265,600          265,600
    Preferred stock; Series D convertible; $0.001 par value; 25,000 shares authorized;
      10,644 and 8,415 shares issued and outstanding                                         1,064,400          841,500
    Preferred stock; Series E convertible; $0.001 par value; 25,000 shares authorized;
      5,708 and 5,708 shares issued and outstanding                                            570,800          570,800
                                                                                           -----------      -----------
TOTAL CURRENT LIABILITIES                                                                    5,363,534        4,638,500
                                                                                           ===========      ===========


COMMITMENTS AND CONTINGENCIES                                                                       --               --

STOCKHOLDERS' DEFICIT
    Preferred stock; Series B; $0.001 par value; 100,000 shares authorized;
      0 and 0 shares issued and outstanding                                                         --               --
    Preferred stock; Series C; $0.001 par value; 12,000,000 shares authorized;
      5,000 and 228,000 shares issued and outstanding                                                5              228
    Common stock; $0.001 par value; 5,000,000,000 shares authorized;
      1,659,318,230 and 1,489,061,087 shares issued and outstanding                          1,659,318        1,489,061
    Additional paid-in capital                                                                 613,360          994,476
    Accumulated deficit                                                                     (7,631,393)      (7,122,265)
                                                                                           -----------      -----------
TOTAL STOCKHOLDERS' DEFICIT                                                                 (5,358,710)      (4,638,500)
                                                                                           -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $     4,824      $        --
                                                                                           ===========      ===========


                 The accompanying notes are an integral part of these consolidated financial statements.


                                            PHOENIX INTERESTS, INC. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                                         (UNAUDITED)



                                                     THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                ------------------------------------      ------------------------------------
                                                     2008                  2007                2008                 2007
                                                ---------------      ---------------      ---------------      ---------------
                                                  (unaudited)          (unaudited)          (unaudited)          (unaudited)

REVENUES                                        $         2,483      $         5,445      $         4,350      $         9,142

OPERATING EXPENSES
     Compensation                                        45,000               45,000               90,000               90,000
     Professional fees                                   11,282               18,204               11,282               48,378
     Office expenses                                      1,199                2,438                1,213                7,220
     Travel                                                 801                   --                3,857                   --
     Depreciation and amortization                           --                  869                   --                1,737
     Rent                                                 4,500                4,500                9,000                9,000
     Utilities                                               20                   60                   20                   60
     Bank charges                                           220                   38                  290                  161
                                                ---------------      ---------------      ---------------      ---------------
TOTAL OPERATING EXPENSES                                 63,022               71,109              115,662              156,556
                                                ---------------      ---------------      ---------------      ---------------

LOSS FROM OPERATIONS                                    (60,539)             (65,664)            (111,312)            (147,414)

OTHER INCOME (EXPENSE)
     Interest expense and financing costs                (1,550)                (159)             (21,550)                (356)
     Change in accrued derivative liability            (187,649)             (19,092)            (239,398)             (52,111)
                                                ---------------      ---------------      ---------------      ---------------
TOTAL OTHER INCOME (EXPENSE)                           (189,199)             (19,251)            (260,948)             (52,467)
                                                ---------------      ---------------      ---------------      ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (249,738)             (84,915)            (372,260)            (199,881)

PROVISION FOR INCOME TAXES                                   --                   --                   --                   --
                                                ---------------      ---------------      ---------------      ---------------

NET LOSS                                               (249,738)             (84,915)            (372,260)            (199,881)

PREFERRED STOCK DIVIDENDS                               (70,106)             (68,298)            (136,868)            (137,052)
                                                ---------------      ---------------      ---------------      ---------------

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS      $      (319,844)     $      (153,213)     $      (509,128)     $      (336,933)
                                                ===============      ===============      ===============      ===============

NET LOSS PER SHARE ATTRIBUTED TO COMMON
  STOCKHOLDERS - BASIC AND DILUTED:             $         (0.00)     $         (0.00)     $         (0.00)     $         (0.00)
                                                ===============      ===============      ===============      ===============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC AND DILUTED                            1,623,714,462          984,547,317        1,604,365,797          957,373,089
                                                ===============      ===============      ===============      ===============


                    The accompanying notes are an integral part of these consolidated financial statements.


                                               PHOENIX INTERESTS, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                               FOR THE SIX MONTHS ENDED JUNE 30, 2008
                                                            (UNAUDITED)


                                             SERIES C                 COMMON STOCK          ADDITIONAL                     TOTAL
                                      ---------------------    --------------------------    PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                       SHARES       AMOUNT        SHARES         AMOUNT      CAPITAL       DEFICIT        DEFICIT
                                      --------    ---------    -------------   ----------   ---------    -----------    -----------

BALANCE, DECEMBER 31, 2007             228,000    $     228    1,489,061,087   $1,489,061   $ 994,476    $(7,122,265)   $(4,638,500)

Common stock issued for conversion
  of Series D preferred stock
  and preferred stock dividends             --           --      170,257,143      170,257    (158,339)            --         11,918
Accrued preferred stock dividends     (136,868)    (136,868)
Conversion of Series C preferred
  stock to Series D preferred         (223,000)        (223)              --           --    (222,777)            --       (223,000)
Net loss                                    --           --               --           --          --       (372,260)      (372,260)
                                      --------    ---------    -------------   ----------   ---------    -----------    -----------
BALANCE, JUNE 30, 2008                   5,000    $       5    1,659,318,230   $1,659,318   $ 613,360    $(7,631,393)   $(5,358,710)
                                      ========    =========    =============   ==========   =========    ===========    ===========


                       The accompanying notes are an integral part of these consolidated financial statements.


                                PHOENIX INTERESTS, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                             (UNAUDITED)


                                                                         SIX MONTH ENDED JUNE 30,
                                                                     --------------------------------
                                                                         2008               2007
                                                                     -------------      -------------
                                                                      (unaudited)        (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                          $    (372,260)     $    (199,881)
   Adjustment to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                            --              1,737
       Change in accrued derivative liability                              239,398             52,111
       Non-cash financing charge                                            20,000                 --
   Changes in operating assets and liabilities:
     Accounts receivable                                                        --              1,042
     Accounts payable and accrued expenses                                   3,432             50,085
     Accrued compensation - related party                                   42,622             97,526
                                                                     -------------      -------------
Net cash provided by (used in) operating activities                        (66,808)             2,620
                                                                     -------------      -------------


CASH FLOW FROM FINANCING ACTIVITIES:
   Cash overdraft, net                                                       1,632                (30)
   Proceeds from notes payable                                              70,000             (2,590)
                                                                     -------------      -------------
Net cash provided by (used in) financing activities                         71,632             (2,620)
                                                                     -------------      -------------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                          4,824                 --

CASH AND CASH EQUIVALENTS, Beginning of period                                  --                 --
                                                                     -------------      -------------

CASH AND CASH EQUIVALENTS, End of period                             $       4,824      $          --
                                                                     =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                     $          --      $          --
                                                                     =============      =============
   Income taxes paid                                                 $          --      $          --
                                                                     =============      =============

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Conversion of debentures/notes payable to common stock            $          --      $      11,715
                                                                     =============      =============
   Conversion of Series D & E dividends to common stock              $       1,818      $          --
                                                                     =============      =============
                                                                     =============      =============
   Conversion of Series A, D & E preferred stock to common stock     $      10,100      $          --
                                                                     =============      =============


       The accompanying notes are an integral part of these consolidated financial statements.

                                                  6

                     PHOENIX INTERESTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

     Phoenix Interests, Inc. (the "Company") was organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc. Effective May 18, 2004, the Company changed its name to Phoenix Interests, Inc. The Company's prior business operations consisted of purchasing, training and selling of thoroughbred horses. As of December 31, 2003, the Company liquidated its entire inventory of thoroughbred horses. On January 20, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company's common stock. On March 14, 2006, the Company filed a Definitive Information Statement with the Securities and Exchange Commission to withdraw as a business development company under the Investment Company Act of 1940. The financial statements for the six months ended June 30, 2008 and 2007 have not been presented in a business development company format.

Going Concern
-------------

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the six months ended June 30, 2008 of $372,260, and at June 30, 2008, had an accumulated deficit of $7,631,393 and a working capital deficit of $5,358,710. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that it can continue to raise equity financing to support its operations or find an acquisition candidate to complete a merger.

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

Stock Based Compensation
------------------------

     The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were no stock options granted during the six months ended June 30, 2008 and 2007.

Use of Estimates
----------------

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of June 30, 2008, the Company used estimates in determining accrued expenses, the value of stock based compensation issued for services and the value of the accrued derivative liability. Actual results could differ from these estimates.

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at June 30, 2008.

Description                             Level 1         Level 2       Level 3
----------------------------------   -------------   ------------   -----------

LIABILITIES
Accrued derivative liability                    -      1,975,315             -


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

Earnings (Loss) Per Share
-------------------------

     The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for six months ended June 30, 2008 and 2007 because the effect would have been anti-dilutive:

                                                                                  2008            2007
                                                                             --------------  --------------
Common stock issuable (approximate) upon conversion of notes payable          5,639,040,000               -
Common stock issuable (approximate) upon conversion of preferred stock       38,345,553,000   7,963,655,000

Comprehensive Loss
------------------

     SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the six months ended June 30, 2008 and 2007, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive loss has not been included herein.

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

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133." SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

     In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 will not have an impact on the Company's financial statements.

     In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60." The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 163 will not have an impact on the Company's financial statements.


NOTE 2 - RELATED PARTY TRANSACTIONS

     Total rent expense paid to Mr. Tilton, the Company's CEO for the six months ended June 30, 2008 and 2007 was $9,000 and $9,000, respectively.

     At June 30, 2008, the Company reflected an accrual for unpaid officer compensation of $32,622.


NOTE 3 - CONVERTIBLE DEBT

     In 2007, the Company converted at total of $37,480 of accounts payable and $229,022 of officer compensation into convertible debt. The convertible debt can be converted at the option of the debt holder into shares of the Company's common stock at a 50% discount to the market price at the date of conversion.


NOTE 4 -NOTE PAYABLE

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

During the three months ended June 30, 2008, the Company issued a note payable in the amount of $50,000. The note is unsecured, bears interest at the rate of 12% per annum and is payable upon demand.

NOTE 5 -STOCKHOLDERS' DEFICIT

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

     Common Stock
     ------------

     The Company had the following transactions in its common stock:

     o For the six months ended June 30, 2008, the Company issued 170,257,143 of common stock for the for conversion of Series D stock and preferred stock dividends of $10,100 and $1,818, respectively.

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

     The following discussion should be read in conjunction with Phoenix Interests' financial statements and the related notes included in this Form 10-Q included elsewhere in this Quarterly Report.

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

OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

     REVENUES. Our revenues for the three months ended June 30, 2008 and 2007 were $2,483 and $5,445, respectively.

     OPERATIONAL EXPENSES. Our operational expenses for the three months ended June 30, 2008 and 2007, were $63,022 and $71,109, respectively.

     INTEREST EXPENSE AND FINANCING COSTS. Our interest expense and financing costs for the three months ended June 30, 2008 and 2007 were $1,550 and $159, respectively. The increase in the interest expense and financing costs is the result of increased borrowings.

     NET(LOSS). Our net loss for the three months ended June 30, 2008 and 2007 was $249,738 and $84,915, respectively. The difference is principally due to the change in the accrued derivative liability.

OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

     REVENUES. Our revenues for the six months ended June 30, 2008 and 2007 were $4,350 and $9,142, respectively.

     OPERATIONAL EXPENSES. Our operational expenses for the six months ended June 30, 2008 and 2007, were $115,662 and $156,556, respectively.

     INTEREST EXPENSE AND FINANCING COSTS. Our interest expense and financing costs for the six months ended June 30, 2008 and 2007 were $21,550 and $356, respectively. The increase in the interest expense and financing costs is the result of increased borrowings and the additional financing costs associated with the issuance of a convertible note.

     NET(LOSS). Our net loss for the six months ended June 30, 2008 and 2007 was $372,260 and $199,881, respectively. The difference is principally due to the change in the accrued derivative liability.

     CHANGES IN BALANCE SHEET. We had current assets of $4,824 at June 30, 2008. We had total assets of $4,824 at June 30, 2008 , total liabilities of $5,363,534 at June 30, 2008 and stockholders' (deficit) of ($5,358,710) at June 30, 2008.

     LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS. During the six months ended June 30, 2008 net cash used in operating activities was $66,808 as compared to net cash provided by operating activities of $2,620 for the six months ended June 30, 2007. The decrease was primarily due to an increase in our net loss. Net cash provided by financing activities during the six months ended June 30, 2008 was $71,632 primarily as a result of the proceeds from a note payable.

     As a result of the above, as of June 30, 2008, we had a cash position of $4,824.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required


ITEM 4.  CONTROLS AND PROCEDURES

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


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     As of June 30, 2008, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment.


ITEM 1A.  RISK FACTORS

     There have been no material changes from the disclosure provided in Part 1,
Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Not applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.   OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS

 NO.     DESCRIPTION
----     -----------

31.1 Certification of the Chief Executive Officer under 18 U.S.C. section 1350, as adopted in 31.1 accordance with section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer under 18 U.S.C. section 1350, as adopted in 31.1 accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, as adopted in 32.1 accordance with section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PHOENIX INTERESTS, INC.
                                              ----------------------------------
                                                    Registrant

Date: August 19, 2008                    By:  /S/ JAMES D. TILTON, JR.
      ---------------                         ----------------------------------
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

          SIGNATURE                     TITLE                     DATE
          ---------                     -----                     ----

   /s/ JAMES D. TILTON, JR.            Chairman              August 19, 2008
--------------------------------    President and         ---------------------
      James D. Tilton, Jr.         Chief Executive
(Principal Executive Officer and       Officer
 Principal Accounting Officer)