Form 10-Q
period 2008-09-30
PHOENIX INTERESTS INC
filed 2008-11-19
CIK 1092448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                      For the transition period from ________ to ________

                        COMMISSION FILE NUMBER: 000-30949
                             ______________________

                             PHOENIX INTERESTS, INC.
                               334 RIVERBEND DRIVE
                             LUDLOW, KENTUCKY 41016
                                 (859)261-4213
                            ______________________


        INCORPORATED IN NEVADA                           I.R.S. EMPLOYER
                                                   IDENTIFICATION NO. 61-1342734

F Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]             No [ ]

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

As of November 17, 2008 there were 1,607,061,087 shares of common stock were outstanding.

                             PHOENIX INTERESTS, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION.................................................3
   Item 1.   Financial Statements..............................................3
   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................14
   Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......16
   Item 4.   Controls and Procedures..........................................16
PART II. OTHER INFORMATION....................................................17
   Item 1.   Legal Proceedings................................................17
   Item 1A.  Risk Factors.....................................................17
   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......17
   Item 3.   Defaults Upon Senior Securities..................................17
   Item 4.   Submission of Matters to a Vote of Security Holders..............17
   Item 5.   Other Information................................................17
   Item 6.   Exhibits.........................................................18
SIGNATURES....................................................................18


PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS


                                    PHOENIX INTERESTS, INC. AND SUBSIDIARY
                                          Consolidated Balance Sheets
                                As of September 30, 2008 and December 31, 2007


                                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                                     2008           2007
                                                                                  -----------    -----------
                                                                                  (unaudited)
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                    $       191    $        --

                                                                                  -----------    -----------
TOTAL CURRENT ASSETS                                                              $       191    $        --
                                                                                  ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Cash overdraft                                                               $    17,631    $    20,618
     Convertible debt - related party                                                 264,022        229,022
     Convertible debt                                                                  37,480         37,480
     Notes payable                                                                    120,000         40,000
     Accounts payable and accrued expenses                                            240,085        236,439
     Accrued compensation - related party                                               3,571             --
     Dividends payable                                                                890,333        681,124
     Accrued derivative liability                                                   2,116,217      1,715,917
     Preferred stock; Series A; $0.001 par value; 5,000 shares
      authorized; 2,656 and 2,656 shares issued and outstanding                       265,600        265,600
     Preferred stock; Series D convertible; $0.001 par value;
      25,000 shares authorized; 11,575 and 8,415 shares issued
      and outstanding                                                               1,157,500        841,500
     Preferred stock; Series E convertible; $0.001 par value;
      25,000 shares authorized; 5,708 and 5,708 shares issued
      and outstanding                                                                 570,800        570,800
                                                                                  -----------    -----------
TOTAL CURRENT LIABILITIES                                                           5,683,239      4,638,500
                                                                                  ===========    ===========

COMMITMENTS AND CONTINGENCIES                                                              --             --

STOCKHOLDERS' DEFICIT
     Preferred stock; Series B; $0.001 par value; 100,000 shares authorized;
      0 and 0 shares issued and outstanding                                                --             --
     Preferred stock; Series C; $0.001 par value; 12,000,000 shares authorized;
      5,000 and 228,000 shares issued and outstanding                                       5            228
     Common stock; $0.001 par value; 5,000,000,000 shares authorized;
      1,607,061,087 and 1,489,061,087 shares issued and outstanding                 1,607,061      1,489,061
     Additional paid-in capital                                                       661,959        994,476
     Accumulated deficit                                                           (7,952,073)    (7,122,265)
                                                                                  -----------    -----------
TOTAL STOCKHOLDERS' DEFICIT                                                        (5,683,048)    (4,638,500)
                                                                                  -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $       191    $        --
                                                                                  ===========    ===========


          The accompanying notes are an integral part of these consolidated financial statements.


                                              PHOENIX INTERESTS, INC. AND SUBSIDIARY
                                               Consolidated Statements of Operations
                                  For The Three and Nine Months ended September 30, 2008 and 2007



                                                   THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------------       -------------------------------------
                                                      2008                  2007                 2008                   2007
                                                ---------------       ---------------       ---------------       ---------------
                                                   (unaudited)          (unaudited)           (unaudited)            (unaudited)

REVENUES                                        $         1,651       $         1,712       $         6,001       $        10,854

OPERATING EXPENSES
    Compensation                                          3,000                45,000                93,000               135,000
    Professional fees                                    99,464                13,665               110,746                62,043
    Office expenses                                          15                 7,312                 1,228                14,532
    Travel                                                   --                    --                 3,857                    --
    Depreciation and amortization                            --                   868                    --                 2,605
    Rent                                                  4,500                 4,500                13,500                13,500
    Utilities                                                --                    --                    20                    60
    Bank charges                                             99                    72                   389                   233
                                                ---------------       ---------------       ---------------       ---------------
TOTAL OPERATING EXPENSES                                107,078                71,417               222,740               227,973
                                                ---------------       ---------------       ---------------       ---------------

LOSS FROM OPERATIONS                                   (105,427)              (69,705)             (216,739)             (217,119)

OTHER INCOME (EXPENSE)
    Interest expense and financing costs                   (750)                 (121)              (22,300)                 (477)
    Change in accrued derivative liability             (140,902)             (243,147)             (380,300)             (295,258)

                                                ---------------       ---------------       ---------------       ---------------
TOTAL OTHER INCOME (EXPENSE)                           (141,652)             (243,268)             (402,600)             (295,735)
                                                ---------------       ---------------       ---------------       ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (247,079)             (312,973)             (619,339)             (512,854)

PROVISION FOR INCOME TAXES                                   --                    --                    --                    --
                                                ---------------       ---------------       ---------------       ---------------

NET LOSS                                               (247,079)             (312,973)             (619,339)             (512,854)

PREFERRED STOCK DIVIDENDS                               (73,601)              (67,827)             (210,469)             (204,879)
                                                ---------------       ---------------       ---------------       ---------------

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS      $      (320,680)      $      (380,800)      $      (829,808)      $      (717,733)
                                                ===============       ===============       ===============       ===============

NET LOSS PER SHARE ATTRIBUTED TO COMMON
  STOCKHOLDERS - BASIC AND DILUTED:             $         (0.00)      $         (0.00)      $         (0.00)      $         (0.00)
                                                ===============       ===============       ===============       ===============

WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC AND DILUTED                             1,607,629,099           984,547,317         1,605,461,504           975,294,369
                                                ===============       ===============       ===============       ===============

                     The accompanying notes are an integral part of these consolidated financial statements.




                                              PHOENIX INTERESTS, INC. AND SUBSIDIARY
                                          Consolidated Statement of Stockholders' Deficit
                                           For The Nine Months Ended September 30, 2008
                                                            (unaudited)


                                         -----------------
                                              SERIES C               COMMON STOCK            ADDITIONAL                    TOTAL
                                         ----------------- -----------------------------      PAID-IN     ACCUMULATED  STOCKHOLDERS'
                                          SHARES    AMOUNT     SHARES         AMOUNT          CAPITAL       DEFICIT       DEFICIT
                                         -------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2007                228,000   $ 228    1,489,061,087   $ 1,489,061  $     994,476  $ (7,122,265) $ (4,638,500)

Common stock issued for conversion of
  Series D preferred stock
  and preferred stock dividends                                118,000,000       118,000       (109,740)                      8,260
Accrued preferred stock dividends                                                                            (210,469)     (210,469)
Conversion of Series C preferred
  stock to Series D preferred stock      (223,000)   (223)                                     (222,777)                   (223,000)
Net loss                                                                                                     (619,339)     (619,339)

                                         ----------------- ------------------------------ -------------- ------------- -------------
BALANCE, SEPTEMBER 30, 2008                 5,000     $ 5    1,607,061,087   $ 1,607,061  $     661,959  $ (7,952,073) $ (5,683,048)
                                         ================= ============================== ============== ============= =============


                     The accompanying notes are an integral part of these consolidated financial statements.


                                    PHOENIX INTERESTS, INC. AND SUBSIDIARY
                                     Consolidated Statements of Cash Flows
                             for the Nine Months Ended September 30, 2008 and 2007


                                                                          NINE MONTH ENDED SEPTEMBER 30,
                                                                            -------------------------
                                                                              2008            2007
                                                                            ---------       ---------
                                                                           (unaudited)     (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                                $(619,339)      $(512,854)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                              --           2,605
        Change in accrued derivative liability                                380,300         295,258
        Non-cash financing charge                                              20,000              --
        Issuance of Series D preferred stock for services                      90,000              --
    Changes in operating assets and liabilities:
      Accounts receivable                                                          --           1,042
      Accounts payable and accrued expenses                                     3,646          69,471
      Accrued compensation - related party                                     48,571         122,801
                                                                            ---------       ---------
Net cash used in operating activities                                         (76,822)        (21,677)
                                                                            ---------       ---------


CASH FLOW FROM FINANCING ACTIVITIES:
    Cash overdraft, net                                                        (2,987)           (733)
    Proceeds from notes payable                                                80,000          22,410
                                                                            ---------       ---------
Net cash provided by financing activities                                      77,013          21,677
                                                                            ---------       ---------

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                                              191              --

CASH AND CASH EQUIVALENTS, Beginning of period                                     --              --
                                                                            ---------       ---------

CASH AND CASH EQUIVALENTS, End of period                                    $     191       $      --
                                                                            =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                           $      --       $      --
                                                                            =========       =========
    Income taxes paid                                                       $      --       $      --
                                                                            =========       =========

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Conversion of debentures/notes payable to common stock                  $      --       $ 101,577
                                                                            =========       =========
    Conversion of Series D & E dividends to common stock                    $   1,260       $  73,571
                                                                            =========       =========
    Conversion of Series A, D & E preferred stock to common stock           $   7,000       $      --
                                                                            =========       =========
    Accrued compensation converted to convertible note - related party      $  35,000       $      --
                                                                            =========       =========

       The accompanying notes are an integral part of these consolidated financial statements.

                                                   F-5

                     PHOENIX INTERESTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

     Phoenix Interests, Inc. (the "Company") was organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc. Effective May 18, 2004, the Company changed its name to Phoenix Interests, Inc. The Company's prior business operations consisted of purchasing, training and selling of thoroughbred horses. As of December 31, 2003, the Company liquidated its entire inventory of thoroughbred horses. On January 20, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company's common stock. On March 14, 2006, the Company filed a Definitive Information Statement with the Securities and Exchange Commission to withdraw as a business development company under the Investment Company Act of 1940. The financial statements for the nine months ended September 30, 2008 and 2007 have not been presented in a business development company format.

Going Concern
-------------

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the nine months ended September 30, 2008 of $619,339, and at September 30, 2008, had an accumulated deficit of $7,952,073 and a working capital deficit of $5,683,048. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that it can continue to raise equity financing to support its operations or find an acquisition candidate to complete a merger.

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

Stock Based Compensation
------------------------

     The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were no stock options granted during the nine months ended September 30, 2008 and 2007.

Use of Estimates
----------------

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of September 30, 2008, the Company used estimates in determining accrued expenses, the value of stock based compensation issued for services and the value of the accrued derivative liability. Actual results could differ from these estimates.

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at September 30, 2008.

Description                               Level 1        Level 2      Level 3
--------------------------------------  -------------  ------------  -----------

LIABILITIES
Accrued derivative liability                       -     2,116,217            -


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

Earnings (Loss) Per Share
-------------------------

     The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for nine months ended September 30, 2008 and 2007 because the effect would have been anti-dilutive:


                                                                                      2008            2007
                                                                                  --------------  --------------
Common stock issuable (approximate) upon conversion of notes payable               6,751,040,000               -
Common stock issuable (approximate) upon conversion of preferred stock            40,739,076,190  16,395,770,952


Comprehensive Loss
------------------

     SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the nine months ended September 30, 2008 and 2007, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive loss has not been included herein.

Reclassification
----------------

     Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentation.

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


NOTE 2 - RELATED PARTY TRANSACTIONS

     Total rent expense accrued to Mr. Tilton, the Company's CEO for the nine months ended September 30, 2008 and 2007 was $13,500 and $13,500, respectively.

     At September 30, 2008, the Company reflected an accrual for unpaid officer compensation of $3,571. During the nine months ended September 30, 2008, $35,000 from unpaid officer compensation was converted to convertible debt.


NOTE 3 - CONVERTIBLE DEBT

     In 2007, the Company converted at total of $37,480 of accounts payable and $229,022 of officer compensation into convertible debt. In addition, in 2008 the Company converted $35,000 of officer compensation into convertible debt. The convertible debt can be converted at the option of the debt holder into shares of the Company's common stock at a 50% discount to the market price at the date of conversion.


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

     During the three months ended September 30, 2008, the Company issued a note payable in the amount of $10,000. The note is unsecured, bears interest at the rate of 18% per annum and is payable upon demand.


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

     Common Stock
     ------------

     The Company had the following transactions in its common stock:

     o For the nine months ended September 30, 2008, the Company issued 118,000,000 of common stock for the for conversion of Series D stock and preferred stock dividends of $7,000 and $1,260, respectively.

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

     During the nine months ended September 30, 2008, the Company issued 900 shares of Series D preferred stock for consulting services.

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

     In January 2006, the SEC notified us that they considered that we were not in compliance with various requirements of the Investment Company Act, including requirements regarding a BDC capital structure and financial statements. In this regard, specific concern was also raised by the staff regarding whether a BDC could have or issue convertible securities, whether a BDC could have voting provisions as set forth in the Company's Series C Preferred and whether the Company, with its limited capitalization, was an appropriate candidate to be a BDC.

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

OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

     REVENUES. Our revenues for the three months ended September 30, 2008 and 2007 were $1,651 and $1,712, respectively.

     OPERATIONAL EXPENSES. Our operational expenses for the three months ended September 30, 2008 and 2007, were $107,078 and $71,417, respectively.

     INTEREST EXPENSE AND FINANCING COSTS. Our interest expense and financing costs for the three months ended September 30, 2008 and 2007 were $750 and $121, respectively. The increase in the interest expense and financing costs is the result of increased borrowings.

     NET(LOSS). Our net loss for the three months ended September 30, 2008 and 2007 was $247,079 and $312,973, respectively. The difference is principally due to the increase in operating expenses offset by a reduction in the accrued derivative liability.

OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

     REVENUES. Our revenues for the nine months ended September 30, 2008 and 2007 were $6,001 and $10,854, respectively.

     OPERATIONAL EXPENSES. Our operational expenses for the nine months ended September 30, 2008 and 2007, were $222,740 and $227,973, respectively.

     INTEREST EXPENSE AND FINANCING COSTS. Our interest expense and financing costs for the nine months ended September 30, 2008 and 2007 were $22,300 and $477, respectively. The increase in the interest expense and financing costs is the result of increased borrowings and the additional financing costs associated with the issuance of a convertible note.

     NET(LOSS). Our net loss for the nine months ended September 30, 2008 and 2007 was $619,339 and $512,854, respectively. The difference is principally due to the change in the accrued derivative liability.

     CHANGES IN BALANCE SHEET. We had current assets of $191 at September 30, 2008. We had total assets of $191 at September 30, 2008 , total liabilities of $5,683,239 at September 30, 2008 and stockholders' (deficit) of ($5,683,048) at September 30, 2008.

     LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS. During the nine months ended September 30, 2008 net cash used in operating activities was $76,822 as compared to $21,677 for the nine months ended September 30, 2007. The decrease was primarily due to an increase in our net loss. Net cash provided by financing activities during the nine months ended September 30, 2008 was $77,013 primarily as a result of the proceeds from notes payable.

     As a result of the above, as of September 30, 2008, we had a cash position of $191.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our principal executive officer, based on his evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Management's Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2008.


(c) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II.   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     As of September 30, 2008, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment.


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

                                                 PHOENIX INTERESTS, INC.
                                        ---------------------------------------
                                                      Registrant

Date:      November 19, 2008            By:  /s/ JAMES D. TILTON, JR.
           -----------------                 ----------------------------------
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

           SIGNATURE                        TITLE                     DATE
           ---------                        -----                     ----

    /s/ JAMES D. TILTON, JR.               Chairman            November 19, 2008
--------------------------------         President and         -----------------
      James D. Tilton, Jr.             Chief Executive
(Principal Executive Officer and           Officer
 Principal Accounting Officer)