Form 10-K
period 2008-12-31
PHOENIX INTERESTS INC
filed 2009-05-07
CIK 1092448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                          TO
                                 --------------------        -------------------

                        COMMISSION FILE NUMBER: 000-31539

                             PHOENIX INTERESTS, INC.
             (Exact name of registrant as specified in its charter)

           NEVADA                                        61-1342734
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           334 RIVERBEND DRIVE
            LUDLOW, KENTUCKY                              41016
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

                   Registrant's telephone number: 859-261-4213

        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer |_|         Accelerated filer |_|

         Non-accelerated filer |_|           Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

At June 30, 2008, the end of our second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $165,000 based on the closing price of $0.0001 as reported on the Over-the-Counter Bulletin Board Market.

Number of shares of common stock outstanding as of April 15, 2009:
2,044,318,203.

                                TABLE OF CONTENTS
                          TO ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 2008

                                                                         Page
                                                                      ----------
PART I
Item 1.   Business                                                             1
Item 1A.  Risk Factors
Item 1B.  Unresolved Staff Comments                                            3
Item 2.   Properties                                                           3
Item 3.   Legal Proceedings                                                    4
Item 4.   Submission of Matters to a Vote of Security Holders                  4

PART II
Item 5.   Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                   4
Item 6.   Selected Financial Data                                              4
Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           5
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk           7
Item 8.   Financial Statements and Supplementary Data                          7
Item 9.   Disagreements With Accountants on Accounting and
           Financial Disclosure                                                7
Item 9A.  Controls and Procedures                                              7
Item 9B.  Other Information                                                    8

PART III
Item 10.  Directors, Executive Officers and Corporate Governance               8
Item 11.  Executive Compensation                                              10
Item 12.  Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                         10
Item 13.  Certain Relationships and Related Transactions, and
           Director Independence                                              10
Item 14.  Principal Accounting Fees and Services                              11

PART IV
Item 15.  Exhibits, Financial Statement Schedules                             11
Signatures                                                                    13

                                     PART I

ITEM 1. BUSINESS


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

     During 2003, we discontinued all pinhooking activities and liquidated our remaining horse inventory. Going forward, we expect to generate revenues and profits when applicable from its investments in online account wagering, gaining and other various forms of legalized gambling. . On January 20, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company's common stock. In March 2004, we formed a wholly owned subsidiary "Online Enterprises, Inc." as its initial entry into online account wagering and ecommerce. Specifically, via our subsidiary Online Enterprises, Inc. we developed web sites "http://www.Barn66.com" and "http://www.BetBarn66.com," which allowed users online to conduct live thoroughbred ecommerce and account wagering. The sites went live during November 2004 and January 2005, respectively. We are able to offer account wagering because of the affiliation we made in October 2004 with AmericaTab Ltd., an account wagering firm founded in 1999 and approved by the State of Oregon. During 2005, Barn66.com produced nominal revenue and we elected to offer its services for free to increase usage. BetBarn66.com produced revenue and showed growth during peak usage times.

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

     During 2009, the Company began to focus on developing a global mobile computing technology business. On April 2, 2009, the Company announced a definitive purchase agreement to acquire Stonewall Networks. Stonewall Networks has developed a proprietary software solution for mobile network security, including an innovative security policy management product for enterprise customers.

     Our business address is 334 Riverbend Drive, Ludlow, Kentucky 41016, and our telephone number is (859) 261-4213.


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


ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not applicable.


ITEM 2. PROPERTIES

     Our executive and administrative office is located at 334 Riverbend Drive, Ludlow, Kentucky 41016. These premises are owned by James D. Tilton, Jr., our chief executive officer. Through June 30, 2003, he did not charge the company any rent for our use of these premises. Starting July 1, 2003, he has charged the company $1,250 per month for its use of these premises, and during 2005 increased it to $1,500 per month. Since August 2006, the Company has not been able to pay any rent.

ITEM 3. LEGAL PROCEEDINGS

     As of December 31, 2008, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for shareholder approval during the fiscal year covered by this Report.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

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

                                                     HIGH             LOW
                                                  -----------     -----------
For the year ended December 31, 2008:
    Fourth quarter                                $   0.0001      $   0.0001
    Third quarter                                 $   0.0001      $   0.0001
    Second Quarter                                $   0.0002      $   0.0001
    First quarter                                 $   0.0002      $   0.0001
For the year ended December 31, 2007:
    Fourth quarter                                $   0.0002      $   0.0001
    Third quarter                                 $   0.0002      $   0.0001
    Second Quarter                                $   0.0002      $   0.0001
    First quarter                                 $   0.0002      $   0.0001


     As of April 15, 2009, there were approximately 1,000 record holders of our common stock.

DIVIDENDS

     We have not paid any cash or other dividends on our common stock since our company was formed and we do not anticipate paying any such dividends in the foreseeable future. We intend to retain any earnings to use in our operations and to finance the expansion of our business.


RECENT ISSUANCES OF UNREGISTERED SECURITIES

     During the year ended December 31, 2008, the Company issued 118,000,000 shares of common stock for the conversion of Series D preferred stock and preferred stock dividend in the amount of $8,260. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. .

ISSUER REPURCHASES OF EQUITY SECURITIES

     None.


ITEM 6. SELECTED FINANCIAL DATA

     Intentionally Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27(a) of the Securities Act and section 21(e) of the Exchange Act. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward-looking statements.

     The following discussion should be read in conjunction with Phoenix Interests' financial statements and the related notes included in this Form 10-K included elsewhere in this Annual Report.

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

     During 2009, the Company began to focus on developing a global mobile computing technology business. On April 2, 2009, the Company announced a definitive purchase agreement to acquire Stonewall Networks. Stonewall Networks has developed a proprietary software solution for mobile network security, including an innovative security policy management product for enterprise customers.

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

OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

     REVENUES. Our revenues for the years ended December 31, 2008 and 2007 were $7,282 and $11,124, respectively.

     OPERATIONAL EXPENSES. Our operational expenses for the years ended December 31, 2008 and 2007, were $235,177 and $284,710, respectively.

     INTEREST EXPENSE AND FINANCING COSTS. Our interest expense and financing costs for the year ended December 31, 2008 and 2007 were $23,550 and $15,477, respectively. The increase in the interest expense and financing costs is the result of increased borrowings and the additional financing costs associated with the issuance of a convertible note.

     CHANGE IN ACCRUED DERIVATIVE LIABILITY. Change in accrued derivative liability for the years ended December 31, 2008 and 2007 was $108,708 and $375,401, respectively. The change in derivative liability is directly related to the change in the accrued derivative liability balance which fluctuates based fair value.

       NET(LOSS). Our net loss for the year ended December 31, 2008 and 2007 was $360,153 and $664,464, respectively. The difference is principally due to the change in the accrued derivative liability.

     CHANGES IN BALANCE SHEET. We had current assets of $17,620 at December 31, 2008. We had total assets of $17,620 at December 31, 2008, total liabilities of $5,517,828 at December 31, 2008 and stockholders' (deficit) of ($5,500,208) at December 31, 2008.

     LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS. During the year ended December 31, 2008 net cash used in operating activities was $89,011 as compared to $36,080 for the year ended December 31, 2007. Net cash provided by financing activities during the year ended December 31, 2008 was $106,631 primarily as a result of the proceeds from notes payable.

     As a result of the above, as of December 31, 2008, we had a cash position of $17,620.

     We have historically financed our operations via convertible-debt and preferred-stock financing obtained from various private equity firms. These funds intend, over time, to convert their positions into shares of our common stock. This will cause significant dilution to existing shareholders.

     In the immediate future, we have no commitments or plans to finance our business. We intend to seek a merger with a larger operational enterprise.

CHANGE IN NUMBER OF EMPLOYEES

     The Company in 2009 has no plan to hire additional employees depending upon the direction and nature of its ongoing business operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Intentionally Omitted


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are listed in the Index to Financial Statements on page F-1.


ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.


ITEM 9A(T). CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     Our principal executive officer, based on his evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K, has concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

INTERNAL CONTROL OVER FINANCIAL REPORTING

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

     This Annual Report on Form 10-K does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There were no changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

     None.


     PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The following table sets forth the name, age and position with the Company of each officer and director of the Company as of the date of this report.

      NAME                  AGE        POSITION
-----------------------  ---------     -----------------------------------
James D. Tilton, Jr.        48         Chairman of the Board,
                                       Chief Executive Officer,
                                       President, and Secretary


BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

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

BOARD OF DIRECTORS

     Our Directors are elected by the vote of a plurality in interest of the holders of our voting stock and hold office for a term of one year and until a successor has been elected and qualified.

     A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

COMMITTEES

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

BOARD COMPENSATION

     Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board.

EMPLOYMENT AGREEMENTS

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

FAMILY RELATIONSHIPS

     None

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under section 16 of the Exchange Act, our directors and executive officers and beneficial owners of more than 10% of the our common stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in our common stock and derivative securities. Based solely on a review of those reports provided to us and written representations from those persons regarding the necessity to file any such reports, we are not aware of any failures to file reports or report transactions in a timely manner during our fiscal year ended December 31, 2008.

CODE OF ETHICS

     Our board of directors had adopted a code of ethics applicable to persons at our company who are responsible for financial management. A copy of the code of ethics is attached to this Annual Report as Exhibit 14.1.

NOMINATING PROCEDURES

     During 2008 there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth the compensation awarded to, earned by or paid to Mr. Tilton. We had no other officers during this period.

                                                                                  LONG-TERM COMPENSATION AWARDS
                                                                                 -------------------------------
                                                                                  RESTRICTED        SECURITIES
     NAME AND PRINCIPAL           YEAR          SALARY         OTHER ANNUAL          STOCK          UNDERLYING
          POSITION                                             COMPENSATION          AWARDS           OPTIONS
-----------------------------    -------     -------------    ----------------   --------------    -------------
James D. Tilton, Jr               2008    $   96,000(1)    $                -    $            -                -
Chairman of the Board,
Chief Executive Officer
and President
____________
      (1) Accrued and unpaid


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table shows, as of March 21, 2009, the beneficial ownership of our common stock and preferred stock (1) by any person or group that we know beneficially owns more than 5% of the outstanding common stock or any class of preferred stock, (2) by each director and executive officer, and (3) by all directors and executive officers as a group. Unless otherwise indicated, the holders of the shares shown in this table have sole voting and investment power with respect to those shares. The address of all individuals for whom an address is not otherwise indicated is 334 Riverbend Drive, Ludlow, Kentucky 47131.


   NAME AND ADDRESS OF           NUMBER OF SHARES OF                                     PERCENTAGE OF
     BENEFICIAL OWNER             BENEFICIALLY OWNED            CLASS OF STOCK             CLASS (1)
---------------------------     -----------------------      ---------------------     -------------------
James D. Tilton, Jr.                   218,798                      Common                        *  %
                                        5,000                 Class C Preferred               100.0  %
                                      2,130 (1)               Class D Preferred                18.4  %
All directors and
   officers as a group                 218,798                      Common                        *  %
                                        5,000                 Class C Preferred               100.0  %
                                        2,130                  Class D Prefered                18.4  %
____________
     * less than 1%

   (1)   Figures based on 11,575 shares of Class D Preferred Stock outstanding as of April 15, 2009.


EQUITY COMPENSATION PLAN INFORMATION We currently have no equity compensation plan.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

RELATED PARTY TRANSACTIONS

     The premises housing our executive and administrative office are owned by James D. Tilton, Jr., our chief executive officer. See "Description of Property." Starting July 1, 2003, he has charged the company $1,250 per month for our use of these premises, and during 2005 was increased to $1,500 per month. Since August 2006, the Company, due to lack of funds has been unable to pay rent.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

     Aggregate fees billed to us for the fiscal years ended December 31, 2008 and 2007 by our principal accountants, Gruber and Company, LLC, are as follows:

                                               FOR THE YEARS ENDED
                                                  DECEMBER 31,
                                       ------------------------------------
                                            2008                2007
                                       ---------------     ----------------
Audit Fees                             $       15,000      $        13,000
Audit-Related Fees                     $       12,000      $        12,500
Tax Fees                               $            -      $             -
Other Fees                             $            -      $             -

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


                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

     A list of the financial statements of the Company filed as part of this Report can be found in the Index to Financial Statements on page F-1.

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PHOENIX INTERESTS, INC.
                                        -----------------------
                                              Registrant

Date: May 6, 2009                      By: /s/ James D. Tilton
                                            ------------------------------------
                                            James D. Tilton
                              Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)

     In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


        SIGNATURE                       TITLE                    DATE
        ---------                       -----                    ----

/s/ James D. Tilton, Jr.                Chairman                 May 6, 2009
-----------------------------           President and
James D. Tilton, Jr.                    Chief Executive
(Principal Executive Officer and        Officer
Principal Accounting Officer)

                             PHOENIX INTERESTS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2008 AND 2007

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 2008 and 2007            F-3

     Consolidated Statements of Operations for the years ended
       December 31, 2008 and 2007F-4 Consolidated Statements of
       Stockholders' Deficit for the years ended December 31, 2008 and 2007  F-5

     Consolidated Statements of Cash Flows for the years ended
       December 31, 2008 and 2007                                            F-6

     Notes to Consolidated Financial Statements                              F-7

             Report of Independent Registered Public Accounting Firm



To The Board of Directors and Stockholders of
Phoenix Interests, Inc.
Ludlow, Kentucky

We have audited the accompanying consolidated balance sheets of Phoenix Interests, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall finan cial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Interests, Inc. and subsidiary as of December 31, 2008 and 2007, and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred a net loss of $360,153, used cash for operations of $89,011 for the year ended December 31, 2008, has an accumulated deficit of $7,769,233 as of December 31, 2008 and has a working capital deficit of $5,500,208 as of December 31, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Gruber and Company, LLC
Certified Public Accountants

Lake St. Louis, Missouri
May 5, 2009

                                         Phoenix Interests, Inc. and Subsidiary
                                               Consolidated Balance Sheets
                                            As of December 31, 2008 and 2007


                                                                                              2008             2007
                                                                                           -----------      -----------

                                                         ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                              $    17,620      $        --
                                                                                           -----------      -----------
TOTAL CURRENT ASSETS                                                                       $    17,620      $        --
                                                                                           ===========      ===========

                                          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Cash overdraft                                                                         $    22,249      $    20,618
    Convertible debt - related party                                                           264,022          229,022
    Convertible debt                                                                            37,480           37,480
    Notes payable                                                                              145,000           40,000
    Accounts payable and accrued expenses                                                      243,873          236,439
    Dividends payable                                                                          966,679          681,124
    Accrued derivative liability                                                             1,844,625        1,715,917
    Preferred stock; Series A; $0.001 par value; 5,000 shares authorized;
      2,656 and 2,656 shares issued and outstanding                                            265,600          265,600
    Preferred stock; Series D convertible; $0.001 par value; 25,000 shares authorized;
      11,575 and 8,415 shares issued and outstanding                                         1,157,500          841,500
    Preferred stock; Series E convertible; $0.001 par value; 25,000 shares authorized;
      5,708 and 5,708 shares issued and outstanding                                            570,800          570,800
                                                                                           -----------      -----------
TOTAL CURRENT LIABILITIES                                                                    5,517,828        4,638,500
                                                                                           ===========      ===========


COMMITMENTS AND CONTINGENCIES                                                                       --               --

STOCKHOLDERS' DEFICIT
    Preferred stock; Series B; $0.001 par value; 100,000 shares authorized;
      0 and 0 shares issued and outstanding                                                         --               --
    Preferred stock; Series C; $0.001 par value; 12,000,000 shares authorized;
      5,000 and 228,000 shares issued and outstanding                                                5              228
    Common stock; $0.001 par value; 5,000,000,000 shares authorized;
      1,607,061,087 and 1,489,061,087 shares issued and outstanding                          1,607,061        1,489,061
    Additional paid-in capital                                                                 661,959          994,476
    Accumulated deficit                                                                     (7,769,233)      (7,122,265)
                                                                                           -----------      -----------
TOTAL STOCKHOLDERS' DEFICIT                                                                 (5,500,208)      (4,638,500)
                                                                                           -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $    17,620      $        --
                                                                                           ===========      ===========


                 The accompanying notes are an integral part of these consolidated financial statements.





                        Phoenix Interests, Inc. and Subsidiary
                        Consolidated Statements of Operations
                    For The Years Ended December 31, 2008 and 2007


                                                     2008                  2007
                                                ---------------      ---------------


REVENUES                                        $         7,282      $        11,124

OPERATING EXPENSES
     Compensation                                        96,000              180,000
     Professional fees                                  114,511               72,693
     Office expenses                                      1,872               10,382
     Travel                                               4,265                  718
     Depreciation and amortization                           --                2,605
     Rent                                                18,000               18,000
     Utilities                                               20                   --
     Bank charges                                           509                  312
                                                ---------------      ---------------
TOTAL OPERATING EXPENSES                                235,177              284,710
                                                ---------------      ---------------

LOSS FROM OPERATIONS                                   (227,895)            (273,586)

OTHER INCOME (EXPENSE)
     Interest expense and financing costs               (23,550)             (15,477)
     Change in accrued derivative liability            (108,708)            (375,401)
                                                ---------------      ---------------
TOTAL OTHER INCOME (EXPENSE)                           (132,258)            (390,878)
                                                ---------------      ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (360,153)            (664,464)

PROVISION FOR INCOME TAXES                                   --                   --
                                                ---------------      ---------------

NET LOSS                                               (360,153)            (664,464)

PREFERRED STOCK DIVIDENDS                              (286,815)            (272,219)
                                                ---------------      ---------------

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS      $      (646,968)     $      (936,683)
                                                ===============      ===============

NET LOSS PER SHARE ATTRIBUTED TO COMMON
  STOCKHOLDERS - BASIC AND DILUTED:             $         (0.00)     $         (0.00)
                                                ===============      ===============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC AND DILUTED                            1,605,863,585        1,028,156,986
                                                ===============      ===============

 The accompanying notes are an integral part of these consolidated financial statements.





                                               Phoenix Interests, Inc. and Subsidiary
                                           Consolidated Statement of Stockholders' Deficit
                                           For The Years Ended December 31, 2008 and 2007


                                  ----------------------
                                         Series C                 Common Stock            Additional                      Total
                                  ----------------------   ----------------------------     Paid-in     Accumulated    Stockholders'
                                    Shares       Amount        Shares         Amount        Capital       Deficit        Deficit
                                  ----------   ---------   --------------   -----------   -----------   ------------   ------------

Balance, December 31, 2006           228,000   $     228      841,450,757   $   841,451   $ 1,547,890   $ (6,185,582)  $ (3,796,013)

Common stock issued for conversion
  of debt                                 --          --      101,576,923       101,577       (89,862)            --         11,715
Common stock issued for conversion
  of Series D preferred stock and
  preferred stock dividends               --          --      385,319,122       385,319      (320,338)            --         64,981
Common stock issued for conversion
  of Series E preferred stock
  and preferred stock dividends           --          --       35,714,285        35,714       (30,714)            --          5,000
Common stock issued for services          --          --      125,000,000       125,000      (112,500)            --         12,500
Accrued preferred stock dividends         --          --               --            --            --       (272,219)      (272,219)
Net loss                                  --          --               --            --            --       (664,464)      (664,464)
                                  ----------   ---------   --------------   -----------   -----------   ------------   ------------
Balance, December 31, 2007           228,000         228    1,489,061,087     1,489,061       994,476     (7,122,265)    (4,638,500)

Common stock issued for conversion
  of Series D preferred stock and
  preferred stock dividends               --          --      118,000,000       118,000      (109,740)            --          8,260
Accrued preferred stock dividends         --          --               --            --            --       (286,815)      (286,815)
Conversion of Series C preferred
  stock to Series D preferred
  stock                             (223,000)       (223)              --            --      (222,777)            --       (223,000)
Net loss                                  --          --               --            --            --       (360,153)      (360,153)
                                  ----------   ---------   --------------   -----------   -----------   ------------   ------------
Balance, December 31, 2008             5,000   $       5    1,607,061,087   $ 1,607,061   $   661,959   $ (7,769,233)  $ (5,500,208)
                                  ==========   =========   ==============   ===========   ===========   ============   ============


                       The accompanying notes are an integral part of these consolidated financial statements.





                               Phoenix Interests, Inc. and Subsidiary
                               Consolidated Statements of Cash Flows
                           For The Years Ended December 31, 2008 and 2007

                                                                            2008           2007
                                                                          ---------      ---------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                               $(360,153)     $(664,464)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                             --          2,605
       Stock issued for services                                                 --         12,500
       Common Stock issued for financing costs                                   --         15,000
       Change in accrued derivative liability                               108,708        375,401
       Non-cash financing charge                                             20,000             --
       Issuance of Series D preferred stock for services                     90,000             --
   Changes in operating assets and liabilities:
     Accounts receivable                                                         --          1,042
     Accounts payable and accrued expenses                                    7,434         64,997
     Accrued compensation - related party                                    45,000        156,839
                                                                          ---------      ---------
Net cash used in operating activities                                       (89,011)       (36,080)
                                                                          ---------      ---------

CASH FLOW FROM FINANCING ACTIVITIES:
   Cash overdraft, net                                                        1,631         (1,330)
   Proceeds from notes payable                                              105,000         37,410
                                                                          ---------      ---------
Net cash provided by financing activities                                   106,631         36,080
                                                                          ---------      ---------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                          17,620             --

CASH AND CASH EQUIVALENTS, Beginning of period                                   --             --
                                                                          ---------      ---------

CASH AND CASH EQUIVALENTS, End of period                                  $  17,620      $      --
                                                                          =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                          $      --      $      --
                                                                          =========      =========
   Income taxes paid                                                      $      --      $      --
                                                                          =========      =========

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Conversion of debentures/notes payable to common stock                 $      --      $ 101,577
                                                                          =========      =========
   Conversion of Series D & E dividends to common stock                   $   1,260      $ 421,033
                                                                          =========      =========
   Conversion of Series A, D & E preferred stock to common stock          $   7,000      $      --
                                                                          =========      =========
   Accrued compensation converted to convertible note - related party     $  35,000      $      --
                                                                          =========      =========

      The accompanying notes are an integral part of these consolidated financial statements.

                                                F-6

                     PHOENIX INTERESTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007



NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

     Phoenix Interests, Inc. (the "Company") was organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc. Effective May 18, 2004, the Company changed its name to Phoenix Interests, Inc. The Company's prior business operations consisted of purchasing, training and selling of thoroughbred horses. As of December 31, 2003, the Company liquidated its entire inventory of thoroughbred horses. On January 20, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company's common stock. On March 14, 2006, the Company filed a Definitive Information Statement with the Securities and Exchange Commission to withdraw as a business development company under the Investment Company Act of 1940. The financial statements for the year ended December 31, 2008 and 2007 have not been presented in a business development company format.

Going Concern
-------------

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $360,153, used cash for operations of $89,011 for the year ended December 31, 2008, has an accumulated deficit of $7,769,233 as of December 31, 2008 and has a working capital deficit of $5,500,208 as of December 31, 2008. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that it can continue to raise equity financing to support its operations or find an acquisition candidate to complete a merger.

Stock Splits
-------------

     On January 7, 2004, the Company affected a one-for-ten reverse stock split of its common stock. On January 20, 2006, the Company authorized a one for fifty reverse stock splits of its common stock. All share information for common shares has been retroactively restated for these two reverse stock splits.

Consolidated Financial Statements
---------------------------------

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Online Enterprises, Inc. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated.

Stock Based Compensation
------------------------

     The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were no stock options granted during the year ended December 31, 2008 and 2007.

Use of Estimates
----------------

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2008, the Company used estimates in determining accrued expenses, the value of stock based compensation issued for services and the value of the accrued derivative liability. Actual results could differ from these estimates.

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

     The following table represents our assets and liabilities by level measured at fair value on a recurring basis at December 31, 2008.

Description                            Level 1        Level 2        Level 3
---------------------------------     -----------   ------------   -----------
LIABILITIES
Accrued derivative liability                    -      1,844,625             -

Cash and Cash Equivalents
-------------------------

     For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

Concentration of Credit Risk
----------------------------

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. The Company derived 100% of its revenue through AmericaTab.

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

Earnings (Loss) Per Share
-------------------------

     The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for years ended December 31, 2008 and 2007 because the effect would have been anti-dilutive:

                                               2008                   2007
                                          -----------------     ----------------

Common stock issuable upon
     conversion of notes payable             6,758,040,000         5,630,040,000
Common stock issuable  upon
     conversion of preferred stock          41,814,570,476        33,262,350,476


Comprehensive Loss
------------------

     SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the year ended December 31, 2008 and 2007, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive loss has not been included herein.

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


NOTE 2 - RELATED PARTY TRANSACTIONS

     Total rent expense accrued to Mr. Tilton, the Company's CEO for the years ended December 31, 2008 and 2007 was $18,000 and $18,000, respectively.

     During the year ended December 31, 2008, $35,000 from unpaid officer compensation was converted to convertible debt.


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

     During the three months ended December 31, 2008, the Company issued a note payable in the amount of $25,000. The note is unsecured, bears interest at the rate of 18% per annum and is payable upon demand.

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

     Common Stock
     ------------

     The Company had the following transactions in its common stock:

     o For the year ended December 31, 2008, the Company issued 118,000,000 of common stock for the conversion of Series D stock and preferred stock dividends of $7,000 and $1,260, respectively.

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

     During the year ended December 31, 2008, the Company issued 900 shares of Series D preferred stock for consulting services.

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


NOTE 6 - INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2008 are as follows:

                                                        DECEMBER 31,
                                                            2008
                                                      ----------------
Deferred tax assets:
     Federal net operating loss                       $      1,760,000
     State net operating loss                                  266,000
                                                      ----------------

Total deferred tax assets                                    2,026,000
     Less valuation allowance                               (2,026,000)
                                                      ----------------
                                                      $             --
                                                      ================

     At December 31, 2008, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $5,170,000 and $5,324,000, respectively. NOLs could, if unused, expire in varying amounts in the years 2017 through 2019.

     The valuation allowance increased by $134,000 and $248,000 during 2008 and 2007, respectively. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

     The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2008 and 2007 is as follows:

                                                          2008          2007
                                                       ----------   ----------
Federal income tax rate                                   (34.0%)      (34.0%)
State tax, net of federal benefit                          (5.0%)       (5.0%)
Increase in valuation allowance                            39.0%        39.0%
                                                       ----------   ----------
Effective income tax rate                                   0.0%         0.0%
                                                       ==========   ==========

     Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate.