Form 10-Q
period 2009-03-31
PHOENIX INTERESTS INC
filed 2009-05-20
CIK 1092448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 FOR THE TRANSITION PERIOD FROM_______TO_______

                        COMMISSION FILE NUMBER: 000-30949

                           __________________________

                             PHOENIX INTERESTS, INC.
                               334 RIVERBEND DRIVE
                             LUDLOW, KENTUCKY 41016
                                 (859) 261-4213
                           __________________________


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

As of May 15, 2009 there were 2,197,398,230 shares of common stock were outstanding.

                             PHOENIX INTERESTS, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION.................................................3
   Item 1.Financial Statements.................................................3
   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................14
   Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......16
   Item 4.   Controls and Procedures..........................................16
PART II. OTHER INFORMATION....................................................17
   Item 1.   Legal Proceedings................................................17
   Item 1A.  Risk Factors.....................................................17
   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......17
   Item 3.   Defaults Upon Senior Securities..................................17
   Item 4.   Submission of Matters to a Vote of Security Holders..............17
   Item 5.   Other Information................................................17
   Item 6.   Exhibits.........................................................18
SIGNATURES....................................................................18


PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

                                         PHOENIX INTERESTS, INC. AND SUBSIDIARY
                                               Consolidated Balance Sheets
                                       As of March 31, 2009 and December 31, 2008


                                                                                      MARCH 31,        DECEMBER 31,
                                                                                        2009              2008
                                                                                     -----------       -----------
                                                                                     (unaudited)
                                ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                       $        61       $    17,620

                                                                                     -----------       -----------
TOTAL CURRENT ASSETS                                                                 $        61       $    17,620
                                                                                     ===========       ===========


                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Cash overdraft                                                                  $        --       $    22,249
     Convertible debt - related party                                                         --           264,022
     Convertible debt                                                                    295,252            37,480
     Notes payable                                                                       157,568           145,000
     Accounts payable and accrued expenses                                               277,996           243,873
     Accrued compensation                                                                  8,662                --
     Dividends payable                                                                 1,042,422           966,679
     Accrued derivative liability                                                      1,870,515         1,844,625
     Preferred stock; Series A; $0.001 par value; 5,000 shares authorized;
      2,656 and 2,656 shares issued and outstanding                                      265,600           265,600
     Preferred stock; Series D convertible; $0.001 par value; 25,000
      shares authorized; 11,544 and 11,575 shares issued and outstanding               1,154,400         1,157,500
     Preferred stock; Series E convertible; $0.001 par value; 25,000
      shares authorized; 5,708 and 5,708 shares issued and outstanding                   570,800           570,800
                                                                                     -----------       -----------
TOTAL CURRENT LIABILITIES                                                              5,643,215         5,517,828
                                                                                     ===========       ===========


COMMITMENTS AND CONTINGENCIES                                                                 --                --

STOCKHOLDERS' DEFICIT
     Preferred stock; Series B; $0.001 par value; 100,000 shares authorized;
      0 and 0 shares issued and outstanding                                                   --                --
     Preferred stock; Series C; $0.001 par value; 12,000,000 shares authorized;
      5,000 and 5,000 shares issued and outstanding                                            5                 5
     Common stock; $0.001 par value; 5,000,000,000 shares authorized;
      1,809,318,230 and 1,607,061,087 shares issued and outstanding                    1,809,318         1,607,061
     Additional paid-in capital                                                          475,542           661,959
     Accumulated deficit                                                              (7,928,019)       (7,769,233)
                                                                                     -----------       -----------
TOTAL STOCKHOLDERS' DEFICIT                                                           (5,643,154)       (5,500,208)
                                                                                     -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $        61       $    17,620
                                                                                     ===========       ===========


                            The accompanying notes are an integral part of these consolidated financial statements.


                     PHOENIX INTERESTS, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
               For The Three Months Ended March 31, 2009 and 2008


                                                      2009                   2008
                                                 ---------------       ---------------
                                                   (unaudited)           (unaudited)

REVENUES                                         $           809       $         1,867

OPERATING EXPENSES
     Compensation                                         30,000                45,000
     Professional fees                                     9,285                    --
     Office expenses                                       7,858                    14
     Travel                                                1,052                 3,056
     Depreciation and amortization                            --                    --
     Rent                                                  4,500                 4,500
     Utilities                                                --                    --
     Bank charges                                            209                    70

                                                 ---------------       ---------------
TOTAL OPERATING EXPENSES                                  52,904                52,640
                                                 ---------------       ---------------

LOSS FROM OPERATIONS                                     (52,095)              (50,773)

OTHER INCOME (EXPENSE)
     Interest expense and financing costs                 (4,500)              (20,000)
     Change in accrued derivative liability              (25,890)              (51,749)

                                                 ---------------       ---------------
TOTAL OTHER INCOME (EXPENSE)                             (30,390)              (71,749)
                                                 ---------------       ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES                   (82,485)             (122,522)

PROVISION FOR INCOME TAXES                                    --                    --
                                                 ---------------       ---------------

NET LOSS                                                 (82,485)             (122,522)

PREFERRED STOCK DIVIDENDS                                (76,301)              (66,762)
                                                 ---------------       ---------------

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS       $      (158,786)      $      (189,284)
                                                 ===============       ===============

NET LOSS PER SHARE ATTRIBUTED TO COMMON
  STOCKHOLDERS - BASIC AND DILUTED:              $         (0.00)      $         (0.00)
                                                 ===============       ===============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC AND DILUTED                             1,684,657,595         1,585,017,131
                                                 ===============       ===============

        The accompanying notes are an integral part of these consolidated financial statements.


                                              PHOENIX INTERESTS, INC. AND SUBSIDIARY
                                          Consolidated Statement of Stockholders' Deficit
                                             For The Three Months Ended March 31, 2009



                                    -------------------
                                          SERIES C             COMMON STOCK             ADDITIONAL                         TOTAL
                                    ------------------ ------------------------------    PAID-IN      ACCUMULATED      STOCKHOLDERS'
                                    SHARES      AMOUNT      SHARES          AMOUNT       CAPITAL        DEFICIT           DEFICIT
                                    ------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2008            5,000       $ 5    1,607,061,087   $ 1,607,061     $ 661,959   $ (7,769,233)     $ (5,500,208)

Common stock issued for conversion
  of Series D preferred stock
  and preferred stock dividends                             52,257,143        52,257       (48,599)                           3,658
Accrued preferred stock dividends                                                                         (76,301)          (76,301)
Conversion of debt to equity                               150,000,000       150,000      (137,818)                          12,182
Net loss                                                                                                  (82,485)          (82,485)

                                    ------------------ ------------------------------ ------------- --------------  ----------------
BALANCE, MARCH 31, 2009               5,000       $ 5    1,809,318,230   $ 1,809,318     $ 475,542   $ (7,928,019)     $ (5,643,154)
                                    ================== ============================== ============= ==============  ================



                       The accompanying notes are an integral part of these consolidated financial statements.


                                    PHOENIX INTERESTS, INC. AND SUBSIDIARY
                                     Consolidated Statements of Cash Flows
                              For The Three Months Ended March 31, 2009 and 2008


                                                                          2009            2008
                                                                       ----------      ----------

CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                           $ (82,485)      $(122,522)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
        Change in accrued derivative liability                            25,890          51,749
        Non-cash financing charge                                             --          20,000
    Changes in operating assets and liabilities:
      Accounts receivable                                                     --          (1,078)
      Accounts payable and accrued expenses                               11,874              --
      Accrued compensation - related party                                 8,662          32,463
                                                                       ----------      ----------
Net cash used in operating activities                                    (36,059)        (19,388)
                                                                       ----------      ----------


CASH FLOW FROM FINANCING ACTIVITIES:
    Cash overdraft, net                                                       --            (612)
    Proceeds from notes payable                                           18,500          20,000
                                                                       ----------      ----------
Net cash provided by financing activities                                 18,500          19,388
                                                                       ----------      ----------

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                                     (17,559)             --

CASH AND CASH EQUIVALENTS, Beginning of period                            17,620              --
                                                                       ----------      ----------

CASH AND CASH EQUIVALENTS, End of period                               $      61       $      --
                                                                       ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                      $      --       $      --
                                                                       ==========      ==========
    Income taxes paid                                                  $      --       $      --
                                                                       ==========      ==========

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Conversion of debentures/notes payable to common stock             $  12,182       $      --
                                                                       ==========      ==========
    Conversion of Series D & E dividends to common stock               $     558       $   1,260
                                                                       ==========      ==========
    Conversion of Series A, D & E preferred stock to common stock      $   3,100       $   7,000
                                                                       ==========      ==========

                       The accompanying notes are an integral part of these consolidated financial statements.

                     PHOENIX INTERESTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

     Phoenix Interests, Inc. (the "Company") was organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc. Effective May 18, 2004, the Company changed its name to Phoenix Interests, Inc. The Company's prior business operations consisted of purchasing, training and selling of thoroughbred horses. As of December 31, 2003, the Company liquidated its entire inventory of thoroughbred horses. On January 20, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company's common stock. On March 14, 2006, the Company filed a Definitive Information Statement with the Securities and Exchange Commission to withdraw as a business development company under the Investment Company Act of 1940. The financial statements for the three months ended March 31, 2009 and 2008 have not been presented in a business development company format.

Going Concern
-------------

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the three months ended March 31, 2009 of $82,485, and at March 31, 2009, had an accumulated deficit of $7,928,019 and a working capital deficit of $5,643,154. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that it can continue to raise equity financing to support its operations or find an acquisition candidate to complete a merger.

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

Stock Based Compensation
------------------------

     The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were no stock options granted during the three months ended March 31, 2009 and 2008.

Use of Estimates
----------------

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of March 31, 2009, the Company used estimates in determining accrued expenses, the value of stock based compensation issued for services and the value of the accrued derivative liability. Actual results could differ from these estimates.

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at March 31, 2009.

Description                              Level 1         Level 2       Level 3
-----------------------------------    -------------   ------------   ----------

LIABILITIES
Accrued derivative liability                      -      1,870,515             -


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

Earnings (Loss) Per Share
-------------------------

     The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for three months ended March 31, 2009 and 2008 because the effect would have been anti-dilutive:


                                                                                      2009             2008
                                                                                      ----             ----
Common stock issuable (approximate) upon conversion of notes payable               6,550,040,000   5,630,040,000
Common stock issuable (approximate) upon conversion of preferred stock            42,837,136,190  34,082,916,190


Comprehensive Loss
------------------

     SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the three months ended March 31, 2009 and 2008, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive loss has not been included herein.

Reclassification
----------------

     Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Recently Issued Accounting Pronouncements
-----------------------------------------

     In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company's consolidated results of operations or financial condition.

     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The Company does not believe this standard will have a material impact on the Company's consolidated results of operations or financial condition.

     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 30, 2009. The Company is currently evaluating the requirements of these additional disclosures.

NOTE 2 - RELATED PARTY TRANSACTIONS

     Total rent expense accrued to Mr. Tilton, the Company's CEO for the three months ended March 31, 2009 and 2008 was $4,500 and $4,500, respectively.

     At March 31, 2009, the Company reflected an accrual for unpaid officer compensation of $8,662.



NOTE 3 - CONVERTIBLE DEBT

     In 2007, the Company converted at total of $37,480 of accounts payable and $229,022 of officer compensation into convertible debt. In addition, in 2008 the Company converted $35,000 of officer compensation into convertible debt. In 2009, the convertible debt due to an officer was sold to a non-related party. The convertible debt can be converted at the option of the debt holder into shares of the Company's common stock at a 50% discount to the market price at the date of conversion.


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

     During the three months ended March 31, 2009, the Company issued two notes payable in the aggregate amount of $18,500. The notes are unsecured, bears interest at the rate of 18% per annum and are payable upon demand.



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

     Common Stock
     ------------

     The Company had the following transactions in its common stock.

     For the three months ended March 31, 2009, the Company issued:

     o 52,257,143 of common stock for the for conversion of Series D stock and preferred stock dividends of $3,100 and $558, respectively and;
     o 150,000,000 of common stock for the conversion of convertible debt of $12,182.


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



OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

     REVENUES. Our revenues for the three months ended March 31, 2009 and 2008 were $809 and $1,867, respectively.

     OPERATIONAL EXPENSES. Our operational expenses for the three months ended March 31, 2009 and 2008, were $52,904 and $52,640, respectively.

     INTEREST EXPENSE AND FINANCING COSTS. Our interest expense and financing costs for the three months ended March 31, 2009 and 2008 were $4,500 and $20,000, respectively. The decrease in the interest expense and financing costs is the result of the additional financing costs associated with the issuance of a convertible note in 2008 offset by higher interest costs due to higher borrowings.

     CHANGE IN ACCRUED DERIVATIVE LIABILITY. Change in accrued derivative liability for the three months ended March 31, 2009 and 2008 was $25,890 and $51,749, respectively. The change in derivative liability is directly related to the change in the accrued derivative liability balance which fluctuates based fair value.

     NET (LOSS). Our net loss for the three months ended March 31, 2009 and 2008 was $82,485 and $122,522, respectively. The difference is principally due to the decrease in interest and financing costs and the change in accrued derivative liability.

     CHANGES IN BALANCE SHEET. We had current assets of $61 at March 31, 2009. We had total assets of $61 at March 31, 2009, total liabilities of $5,643,215 at March 31, 2009 and stockholders' (deficit) of ($5,643,154) at March 31, 2009.

     LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS. During the three months ended March 31, 2009 net cash used in operating activities was $36,059 as compared to $19,388 for the three months ended March 31, 2008. The increase was primarily due to an increase in our accounts payable and accrued expenses. Net cash provided by financing activities during the three months ended March 31, 2009 was $18,500 primarily as a result of the proceeds from notes payable.

     As a result of the above, as of March 31, 2009, we had a cash position of $61.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.  CONTROLS AND PROCEDURES

Our principal executive officer, based on his evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     As of March 31, 2009, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment.


ITEM 1A.  RISK FACTORS

     There have been no material changes from the disclosure provided in Part 1,
Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

                                                 PHOENIX INTERESTS, INC.
                                         ---------------------------------------
                                                      Registrant

Date:   May 20, 2009                     By: /s/ JAMES D. TILTON, JR.
        ------------                         -----------------------------------
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


           SIGNATURE                         TITLE                  DATE
---------------------------------       -----------------     -----------------


    /s/ JAMES D. TILTON, JR.                 Chairman            May 20, 2009
---------------------------------         President and
      James D. Tilton, Jr.               Chief Executive
(Principal Executive Officer and             Officer
 Principal Accounting Officer)