Form 10-Q
period 2009-06-30
NUMOBILE, INC.
filed 2009-08-14
CIK 1092448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                FOR THE TRANSITION PERIOD FROM _____ TO ________

                        COMMISSION FILE NUMBER: 000-30949
                             ______________________

                                 NUMOBILE, INC.
                       2520 SOUTH THIRD STREET, SUITE 206
                           LOUISVILLE, KENTUCKY 40208
                                 (502) 636-2807
                             ______________________


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

As of August 10, 2009 there were 23,586,203 shares of common stock were outstanding.

                                 NUMOBILE, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION.................................................3

   Item 1.   Financial Statements..............................................3
   Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................15
   Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......17
   Item 4.   Controls and Procedures..........................................17

PART II. OTHER INFORMATION....................................................18

   Item 1.   Legal Proceedings................................................18
   Item 1A.  Risk Factors.....................................................18
   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......18
   Item 3.   Defaults Upon Senior Securities..................................18
   Item 4.   Submission of Matters to a Vote of Security Holders..............18
   Item 5.   Other Information................................................18
   Item 6.   Exhibits.........................................................19
SIGNATURES....................................................................19

PART I.  FINANCIAL INFORMATION


                                              NUMOBILE, INC. AND SUBSIDIARY
                                               CONSOLIDATED BALANCE SHEETS
                                                   AS OF JUNE 30, 2009


                                                                                            JUNE 30,         DECEMBER 31,
                                                                                              2009               2008
                                                                                        -----------------   ---------------
                                                                                          (unaudited)
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                          $          6,668    $       17,620

                                                                                        -----------------   ---------------
TOTAL CURRENT ASSETS                                                                    $          6,668    $       17,620
                                                                                        =================   ===============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Cash overdraft                                                                     $              -    $       22,249
     Convertible debt - related party                                                                  -           264,022
     Convertible debt                                                                            246,299            37,480
     Notes payable                                                                               201,487           145,000
     Accounts payable and accrued expenses                                                       277,012           243,873
     Accrued compensation                                                                         10,133                 -
     Dividends payable                                                                         1,117,146           966,679
     Accrued derivative liability                                                              1,861,415         1,844,625
     Preferred stock; Series A; $0.001 par value; 5,000 shares authorized;
       2,656 and 2,656 shares issued and outstanding                                             265,600           265,600
     Preferred stock; Series D convertible; $0.001 par value; 25,000 shares authorized;
       11,484 and 11,575 shares issued and outstanding                                         1,148,400         1,157,500
     Preferred stock; Series E convertible; $0.001 par value; 25,000 shares authorized;
       5,708 and 5,708 shares issued and outstanding                                             570,800           570,800

                                                                                        -----------------   ---------------
TOTAL CURRENT LIABILITIES                                                                      5,698,292         5,517,828
                                                                                        -----------------   ---------------


COMMITMENTS AND CONTINGENCIES                                                                          -                 -

STOCKHOLDERS' DEFICIT
     Preferred stock; Series B; $0.001 par value; 100,000 shares authorized;
       0 and 0 shares issued and outstanding                                                           -                 -
     Preferred stock; Series C; $0.001 par value; 12,000,000 shares authorized;
       5,000 and 5,000 shares issued and outstanding                                                   5                 5
     Common stock; $0.001 par value; 5,000,000,000 shares authorized;
       18,667,626 and 10,044,747 shares issued and outstanding                                    18,668            10,045
     Additional paid-in capital                                                                2,345,876         2,258,975
     Accumulated deficit                                                                      (8,056,173)       (7,769,233)

                                                                                        -----------------   ---------------
TOTAL STOCKHOLDERS' DEFICIT                                                                   (5,691,624)       (5,500,208)
                                                                                        -----------------   ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $          6,668    $       17,620
                                                                                        =================   ===============


                            The accompanying notes are an integral part of these consolidated financial statements.


                                                   NUMOBILE, INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                                            (UNAUDITED)




                                                             THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                             2009             2008               2009            2008
                                                         --------------   --------------     -------------   -------------
                                                           (unaudited)       (unaudited)      (unaudited)     (unaudited)

REVENUES                                                  $        801    $       2,483      $      1,610    $       4,350

OPERATING EXPENSES
    Compensation                                                30,000           45,000            60,000           90,000
    Professional fees                                           10,834           11,282            20,119           11,282
    Office expenses                                              9,788            1,199            17,646            1,213
    Travel                                                       2,964              801             4,016            3,857
    Depreciation and amortization                                    -                -                 -                -
    Rent                                                         2,428            4,500             6,928            9,000
    Utilities                                                      289               20               289               20
    Bank charges                                                   588              220               797              290

                                                         --------------   --------------     -------------   --------------
TOTAL OPERATING EXPENSES                                        56,891           63,022           109,795          115,662
                                                         --------------   --------------     -------------   --------------

LOSS FROM OPERATIONS                                           (56,090)         (60,539)         (108,185)        (111,312)

OTHER INCOME (EXPENSE)
    Interest expense and financing costs                        (5,000)          (1,550)           (9,500)         (21,550)
    Change in accrued derivative liability                       9,100         (187,649)          (16,790)        (239,398)

                                                         --------------   --------------     -------------   --------------
TOTAL OTHER INCOME (EXPENSE)                                     4,100         (189,199)          (26,290)        (260,948)
                                                         --------------   --------------     -------------   --------------

LOSS BEFORE PROVISION FOR INCOME TAXES                         (51,990)        (249,738)         (134,475)        (372,260)

PROVISION FOR INCOME TAXES                                           -                -                 -                -
                                                         --------------   --------------     -------------   --------------

NET LOSS                                                       (51,990)        (249,738)         (134,475)        (372,260)

PREFERRED STOCK DIVIDENDS                                      (76,164)         (70,106)         (152,465)        (136,868)
                                                         --------------   --------------     -------------   --------------

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS                $   (128,154)   $    (319,844)     $   (286,940)   $    (509,128)
                                                         ==============   ==============     =============   ==============

NET LOSS PER SHARE ATTRIBUTED TO COMMON
  STOCKHOLDERS - BASIC AND DILUTED:                       $      (0.01)   $       (0.03)     $      (0.02)   $       (0.05)
                                                         ==============   ==============     =============   ==============

WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC AND DILUTED                                       13,880,087       10,148,215        12,213,858       10,027,286
                                                         ==============   ==============     =============   ==============

                                The accompanying notes are an integral part of these consolidated financial statements.


                                                   NUMOBILE, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                              FOR THE SIX MONTHS ENDED JUNE 30, 2009
                                                           (UNAUDITED)




                                      ------------------
                                          SERIES C              COMMON STOCK           ADDITIONAL                         TOTAL
                                      ------------------ -------------------------      PAID-IN        ACCUMULATED    STOCKHOLDERS'
                                      SHARES      AMOUNT     SHARES       AMOUNT        CAPITAL         DEFICIT          DEFICIT
                                      ----------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2008             5,000       $ 5    10,044,747    $ 10,045      $ 2,258,975     $ (7,769,233)      (5,500,208)

Common stock issued for conversion
  of Series D preferred stock
  and preferred stock dividends                            1,053,879       1,054           10,044                            11,098
Accrued preferred stock dividends                                                                         (152,465)        (152,465)
Conversion of debt to equity                               7,353,500       7,353           72,763                            80,116
Shares issued for services                                   215,500         216            4,094                             4,310
Net loss                                                                                                  (134,475)        (134,475)

                                      ----------------- ------------------------- ----------------  --------------- ----------------
BALANCE, MARCH 31, 2009                5,000       $ 5    18,667,626    $ 18,668      $ 2,345,876     $ (8,056,173)    $ (5,691,624)
                                      ================= ========================= ================  =============== ================



                          The accompanying notes are an integral part of these consolidated financial statements.


                                              NUMOBILE, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                                       (UNAUDITED)


                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                        2009                  2008
                                                                                  -----------------    --------------------

CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                                      $       (134,475)    $          (372,260)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
        Change in accrued derivative liability                                              16,790                 239,398
        Non-cash financing charge                                                                -                  20,000
        Common stock issued for services                                                     4,310                       -
    Changes in operating assets and liabilities:
      Accounts payable and accrued expenses                                                 10,890                   3,432
      Accrued compensation - related party                                                  10,133                  42,622

                                                                                  -----------------    --------------------
Net cash used in operating activities                                                      (92,352)                (66,808)
                                                                                  -----------------    --------------------


CASH FLOW FROM FINANCING ACTIVITIES:
    Cash overdraft, net                                                                          -                   1,632
    Proceeds from notes payable                                                             81,400                  70,000

                                                                                  -----------------    --------------------
Net cash provided by financing activities                                                   81,400                  71,632
                                                                                  -----------------    --------------------

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                                                       (10,952)                  4,824

CASH AND CASH EQUIVALENTS, Beginning of period                                              17,620                       -
                                                                                  -----------------    --------------------

CASH AND CASH EQUIVALENTS, End of period                                          $          6,668     $             4,824
                                                                                  =================    ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                                 $              -     $                 -
                                                                                  =================    ====================
    Income taxes paid                                                             $              -     $                 -
                                                                                  =================    ====================

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Conversion of debentures/notes payable to common stock                        $         80,166     $                 -
                                                                                  =================    ====================
    Conversion of Series D & E dividends to common stock                          $          1,998     $             1,818
                                                                                  =================    ====================
    Conversion of Series A, D & E preferred stock to common stock                 $          9,100     $            10,100
                                                                                  =================    ====================

                            The accompanying notes are an integral part of these consolidated financial statements.

                          NUMOBILE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008


NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

     NuMobile, Inc. (the "Company") was organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc. Effective May 18, 2004, the Company changed its name to Phoenix Interests, Inc. and effective July 14, 2009 changed its name to NuMobile,Inc. The Company's prior business operations consisted of purchasing, training and selling of thoroughbred horses. As of December 31, 2003, the Company liquidated its entire inventory of thoroughbred horses. On January 20, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company's common stock. On March 14, 2006, the Company filed a Definitive Information Statement with the Securities and Exchange Commission to withdraw as a business development company under the Investment Company Act of 1940. The financial statements for the six months ended June 30, 2009 and 2008 have not been presented in a business development company format. The Company has recently launched a new business strategy to create a comprehensive and global mobile computing technology business.

Going Concern
-------------

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the six months ended June 30, 2009 of $134,475, and at June 30, 2009, had an accumulated deficit of $8,056,173 and a working capital deficit of $5,691,624. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that it can continue to raise equity financing to support its operations or find an acquisition candidate to complete a merger. The Company has entered into a definitive stock purchase agreement with Stonewall Networks, Inc. which has developed a proprietary software solution for mobile network security, including an innovative security policy management product for enterprise customers. The Company expect to close this acquisition during the third quarter of 2009.

Stock Splits
------------

     On January 7, 2004, the Company affected a one-for-ten reverse stock split of its common stock. On January 20, 2006, the Company authorized a one for fifty reverse stock splits of its common stock. On June 1, 2009, the Company authorized a one for one hundred sixty reverse stock splits of its common stock. All share information for common shares has been retroactively restated for these two reverse stock splits.

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

Stock Based Compensation
------------------------

     The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were no stock options granted during the six months ended June 30, 2009 and 2008.

Use of Estimates
----------------

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of June 30, 2009, the Company used estimates in determining accrued expenses, the value of stock based compensation issued for services and the value of the accrued derivative liability. Actual results could differ from these estimates.

Fair Value of Financial Instruments
-----------------------------------

     On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a six-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The six levels are defined as follow:

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at June 30, 2009.

Description                         Level 1           Level 2         Level 3
-------------------------------   -------------     ------------     -----------

LIABILITIES
Accrued derivative liability                 -        1,861,415               -


Cash and Cash Equivalents
-------------------------

     For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of six months or less, plus all certificates of deposit.

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

Earnings (Loss) Per Share
-------------------------

     The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for six months ended June 30, 2009 and 2008 because the effect would have been anti-dilutive:

                                                                                         2009            2008
                                                                                     -----------     -----------
Common stock issuable (approximate) upon conversion of notes payable                  31,644,333      35,244,000
Common stock issuable (approximate) upon conversion of preferred stock               243,354,058     239,659,706


Comprehensive Loss
------------------

     SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the six months ended June 30, 2009 and 2008, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive loss has not been included herein.

Reclassification
----------------

     Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Recently Issued Accounting Pronouncements
-----------------------------------------

     In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

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

     In May 2009, the FASB issued SFAS No. 165, SUBSEQUENT EVENTS ("SFAS 165") [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on August 10, 2009.

     In June 2009, the FASB issued SFAS No. 166, ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS -- AN AMENDMENT OF FASB STATEMENT NO. 140 ("SFAS 166") [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 166 will have on its financial condition, results of operations or cash flows.

     In June 2009, the FASB issued SFAS No. 167, AMENDMENTS TO FASB INTERPRETATION NO. 46(R) ("SFAS 167") [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 167 will have on its financial condition, results of operations or cash flows.

     In June 2009, the FASB issued SFAS No. 168, THE FASB ACCOUNTING STANDARDS CODIFICATION(TM) AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES A REPLACEMENT OF FASB STATEMENT NO. 162 ("SFAS 168"). This Standard establishes the FASB Accounting Standards Codification(TM) (the "Codification") as the source of authoritatiVE accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

NOTE 2 - RELATED PARTY TRANSACTIONS

     Total rent expense accrued to Mr. Tilton, the Company's CEO for the six months ended June 30, 2009 and 2008 was $4,500 and $9,000, respectively.

     At June 30, 2009, the Company reflected an accrual for unpaid officer compensation of $10,133.


NOTE 3 - CONVERTIBLE DEBT

     In 2007, the Company converted at total of $37,480 of accounts payable and $229,022 of officer compensation into convertible debt. In addition, in 2008 the Company converted $35,000 of officer compensation into convertible debt. In 2009, the convertible debt due to an officer was sold to a non-related party. The convertible debt can be converted at the option of the debt holder into shares of the Company's common stock at a 50% discount to the market price at the date of conversion. During the six months ended June 30, 2009, $55,203 of these convertible debentures were converted into common stock.


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

     All three notes can be converted into shares of common stock at a 50% discount at the option of the noteholder. During the six months ended June 30, 2009, $24,913 of these notes were converted into common stock.

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

     During the three months ended June 30, 2009, the Company issued a note payable in the amount of $62,900. The note is unsecured, bears interest at the rate of 18% per annum and are payable upon demand.


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

     On January 7, 2004, the Company affected a one-for-ten reverse stock split of its common stock. On January 20, 2006, the Company authorized a one for fifty reverse stock split of its common stock. On June 1, 2009, the Company authorized a one for one hundred sixty reverse stock splits of its common stock. All share information for common shares has been retroactively restated for these two reverse stock splits.

     Common Stock
     ------------

     The Company had the following transactions in its common stock.

     For the six months ended June 30, 2009, the Company issued:

        o   1,053,879 of common stock for the for conversion of Series D stock and preferred stock dividends of $9,100 and $1,998, respectively;
        o   215,500 for services valued at $4,310 (the value was determined the fair value of the Company's stock at the date of issuance); and
        o 7,353,500 of common stock for the conversion of convertible debt/notes payable of $80,116.

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

     SERIES E PREFERRED STOCK - There are 25,000 shares of Series E preferred stock authorized. Shares of Series E preferred stock may, at the option of the holder, be converted into shares of common stock at the conversion rate in effect at the time of conversion. The number of shares into which one share of Series E preferred stock is convertible will be determined by dividing (1) the sum of (A) the "Stated Value" (equal to $100) plus (B) an amount equal to 1.5% of the Stated Value multiplied by the number of months from the date of issuance until the date of conversion (pro rated for any period of less than a month) by
(2) the lesser of (A) $0.006 and (B) the Conversion Price at that time. For these purposes, "Conversion Price" means 70% of the Closing Bid Price, and "Closing Bid Price" on a given day means the lowest closing bid price of the common stock out of the closing bid price of the common stock on each of the five immediately preceding trading days on NASDAQ or any other principal securities price quotation system or market on which prices of the common stock are reported.

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

     The following discussion should be read in conjunction with NuMobile' financial statements and the related notes included in this Form 10-Q included elsewhere in this Quarterly Report.

OVERVIEW

     NuMobile, Inc. is a reporting company under the federal securities laws. Our shares of common stock are publicly traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "PXIT." We were organized under the laws of Nevada on March 25, 1999.

     Following its incorporation, NuMobile entered into the "pinhooking" and racing of thoroughbred horses. To date, substantially all of NuMobile' revenues have been generated from the pinhooking of thoroughbred horses.

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

     In January 2006, the Company was notified by AmericaTab, Ltd. that it was ending its affiliation by serving a six-month notice. Subsequently, the Company began exploring alternatives for its account wagering business. Consideration has focused on obtaining its own license, acquiring and/or affiliating with another account wagering firm. In June 2006, the Company sold its customer base back to AmericaTab Ltd. The Company received $10,000 from a note payable issued to American Tab which was repaid from revenue generated from the Company's customer base.

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

     In March 2006, shareholders voted to un-elect the Company as a "Business Development Company," or "BDC." The shareholder election became effective at the end of the month. This action was predicated on the Company determining that it was no longer a benefit or advisable to remain a "BDC." Consistent comments and feedback from the SEC led the Company to this opinion. The Company felt the SEC had conveyed on more than one occasion that it did not think NuMobile, Inc. was best suited or qualified to remain as a "BDC." On March 14, 2006, the Company filed a Definitive Information Statement with the Securities and Exchange Commission to withdraw as a business development company under the Investment Company Act of 1940. The financial statements for the year ended December 31, 2007 and 2006 have not been presented in a business development company format.

     Our ceasing to be a BDC will not absolve us for any actions taken by us while a BDC and we could still become liable for such prior actions.

     The Company believes it was harmed with the affiliation termination by AmericaTab, Ltd. The Company further believes it was caused by its launch of its "Betty" Kiosks. The launch and placement of 2 kiosks in a Kenton County Kentucky bar/restaurant so upset local track operator Turfway Park and its President Bob Ellison that they induced the "Alcohol and Beverage Commissions" or "ABC," to confiscate the machines just weeks after their launch. Mr. Ellison also threatened to pull the Turfway Park signal to AmericaTab and all of its affiliates. This confiscation later led to a false gambling/bookmaking indictment of the Company's consultant Patrick L. Brown which was dismissed in Kenton County during May 2006.

     The ending affiliation with AmericaTab, Ltd., the incident with Patrick L. Brown and somewhat forced transition from being a "BDC" has had a material and harmful effect on the Company, its operations and future. Since the fourth quarter 2006, the Company focused on potential merger and acquisition candidates.

     Beginning 2009, the Company began to focus on developing a global mobile computing technology business. On April 2, 2009, the Company announced a definitive purchase agreement to acquire Stonewall Networks. Stonewall Networks has developed a proprietary software solution for mobile network security, including an innovative security policy management product for enterprise customers. The Company expects to close this acquisition during the third quarter of 2009.


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


OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

     REVENUES. Our revenues for the three months ended June 30, 2009 and 2008 were $801 and $2,483, respectively.

     OPERATIONAL EXPENSES. Our operational expenses for the three months ended June 30, 2009 and 2008, were $56,891 and $63,022, respectively.

     INTEREST EXPENSE AND FINANCING COSTS. Our interest expense and financing costs for the three months ended June 30, 2009 and 2008 were $5,000 and $1,550, respectively. The increase in the interest expense and financing costs is the result of the additional notes payable outstanding.

     CHANGE IN ACCRUED DERIVATIVE LIABILITY. Change in accrued derivative liability for the three months ended June 30, 2009 and 2008 was $(9,100) and $187,649, respectively. The change in derivative liability is directly related to the change in the accrued derivative liability balance which fluctuates based fair value.

     NET (LOSS). Our net loss for the three months ended June 30, 2009 and 2008 was $51,990 and $249,738, respectively. The difference is principally due to the change in accrued derivative liability.


OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

     REVENUES. Our revenues for the six months ended June 30, 2009 and 2008 were $1,610 and $4,350, respectively.

     OPERATIONAL EXPENSES. Our operational expenses for the six months ended June 30, 2009 and 2008, were $109,795 and $115,662, respectively.

     INTEREST EXPENSE AND FINANCING COSTS. Our interest expense and financing costs for the six months ended June 30, 2009 and 2008 were $9,500 and $21,550, respectively. The decrease in the interest expense and financing costs is the result of the additional financing costs associated with the issuance of a convertible note in 2008 offset by higher interest costs due to higher borrowings.

     CHANGE IN ACCRUED DERIVATIVE LIABILITY. Change in accrued derivative liability for the six months ended June 30, 2009 and 2008 was $16,790 and $239,398, respectively. The change in derivative liability is directly related to the change in the accrued derivative liability balance which fluctuates based fair value.

     NET (LOSS). Our net loss for the six months ended June 30, 2009 and 2008 was $134,475 and $372,260, respectively. The difference is principally due to the decrease in interest and financing costs and the change in accrued derivative liability.

     CHANGES IN BALANCE SHEET. We had current assets of $6,668 at June 30, 2009. We had total assets of $6,668 at June 30, 2009, total liabilities of $5,698,292 at June 30, 2009 and stockholders' (deficit) of ($5,691,624) at June 30, 2009.

     LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS. During the six months ended June 30, 2009 net cash used in operating activities was $92,352 as compared to $66,808 for the six months ended June 30, 2008. Net cash provided by financing activities during the six months ended June 30, 2009 was $81,400 primarily as a result of the proceeds from notes payable.

     As a result of the above, as of June 30, 2009, we had a cash position of $6,668.

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

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     As of June 30, 2009, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment.


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

                                                      NUMOBILE, INC.
                                         ---------------------------------------
                                                        Registrant


Date: August 14, 2009                    By: /s/ JAMES D. TILTON, JR.
                                             -----------------------------------
                                             James D. Tilton, Jr.
                                             Chairman, President, Secretary and
                                             Chief Executive Officer
                                             (Principal Executive Officer and
                                             Principal Financial and Accounting
                                             Officer)

            In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


             SIGNATURE                     TITLE                    DATE
             ---------                     -----                    ----

     /s/ JAMES D. TILTON, JR.             Chairman             August 14, 2009
------------------------------------    President and
       James D. Tilton, Jr.            Chief Executive
 (Principal Executive Officer and          Officer
  Principal Accounting Officer)