Form 10-Q
period 2009-09-30
NUMOBILE, INC.
filed 2009-11-19
CIK 1092448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER: 000-30949
                               __________________
                                 NUMOBILE, INC.
                       2520 SOUTH THIRD STREET, SUITE 206
                           LOUISVILLE, KENTUCKY 40208
                                 (502) 636-2807
                               __________________


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

As of November 13, 2009 there were 144,518,957 shares of common stock were outstanding.

                                 NUMOBILE, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION.................................................3
   Item 1.   Financial Statements..............................................3
   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................17
   Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......20
   Item 4.   Controls and Procedures..........................................21
PART II. OTHER INFORMATION....................................................21
   Item 1.   Legal Proceedings................................................21
   Item 1A.  Risk Factors.....................................................21
   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......21
   Item 3.   Defaults Upon Senior Securities..................................21
   Item 4.   Submission of Matters to a Vote of Security Holders..............21
   Item 5.   Other Information................................................21
   Item 6.   Exhibits.........................................................22
SIGNATURES....................................................................22


PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS


                                             NUMOBILE, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                     AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008


                                                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                                                 2009             2008
                                                                                             -----------       -----------
                                                                                             (unaudited)
                                  ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                               $   231,708       $    17,620
     Accounts receivable                                                                         270,064

                                                                                             -----------       -----------
TOTAL CURRENT ASSETS                                                                             501,772            17,620

INTANGIBLE ASSETS, net                                                                         1,720,931

                                                                                             -----------       -----------
TOTAL ASSETS                                                                                 $ 2,222,703       $    17,620
                                                                                             ===========       ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Cash overdraft                                                                          $        --       $    22,249
     Convertible debt - related party                                                                 --           264,022
     Convertible debt                                                                             16,500            72,480
     Notes payable - related parties                                                             381,250                --
     Notes payable                                                                             1,879,100           110,000
     Accounts payable and accrued expenses                                                       326,980           243,873
     Due to related party                                                                          4,645                --
     Dividends payable                                                                         1,048,647           966,679
     Accrued derivative liability                                                              1,405,279         1,844,625
     Preferred stock; Series A; $0.001 par value; 5,000 shares authorized;
       2,656 and 2,656 shares issued and outstanding                                             265,600           265,600
     Preferred stock; Series D convertible; $0.001 par value; 25,000 shares authorized;
       11,941 and 11,575 shares issued and outstanding                                         1,194,100         1,157,500
     Preferred stock; Series E convertible; $0.001 par value; 25,000 shares authorized;
       2,418 and 5,708 shares issued and outstanding                                             241,800           570,800

                                                                                             -----------       -----------
TOTAL CURRENT LIABILITIES                                                                      6,763,901         5,517,828
                                                                                             -----------       -----------


COMMITMENTS AND CONTINGENCIES                                                                         --                --

STOCKHOLDERS' DEFICIT
     Preferred stock; Series B; $0.001 par value; 100,000 shares authorized;
       0 and 0 shares issued and outstanding                                                          --                --
     Preferred stock; Series C; $0.001 par value; 12,000,000 shares authorized;
       5,000 and 5,000 shares issued and outstanding                                                   5                 5
     Common stock; $0.001 par value; 5,000,000,000 shares authorized;
       79,868,546 and 10,044,747 shares issued and outstanding                                    79,869            10,045
     Additional paid-in capital                                                                4,016,313         2,258,975
     Accumulated deficit                                                                      (8,637,385)       (7,769,233)

                                                                                             -----------       -----------
TOTAL STOCKHOLDERS' DEFICIT                                                                   (4,541,198)       (5,500,208)
                                                                                             -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                  $ 2,222,703       $    17,620
                                                                                             ===========       ===========


                     The accompanying notes are an integral part of these consolidated financial statements.



                                              NUMOBILE, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

                                                       (UNAUDITED)



                                                THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                    2009               2008              2009              2008
                                                ------------       ------------       ------------       ------------
                                                 (unaudited)        (unaudited)        (unaudited)        (unaudited)

REVENUES                                        $      9,649       $      1,651       $     11,259       $      6,001

COST OF REVENUE                                                                              7,778
                                                ------------       ------------       ------------       ------------

GROSS PROFIT                                           9,649              1,651              3,481              6,001

OPERATING EXPENSES
    General and adminstative                         147,518            107,078            257,313            222,740
    Depreciation and amortization                     14,462                 --             14,462                 --

                                                ------------       ------------       ------------       ------------
TOTAL OPERATING EXPENSES                             161,980            107,078            271,775            222,740
                                                ------------       ------------       ------------       ------------

LOSS FROM OPERATIONS                                (152,331)          (105,427)          (268,294)          (216,739)

OTHER INCOME (EXPENSE)
    Interest expense and financing costs              (7,500)              (750)           (17,000)           (22,300)
    Change in accrued derivative liability           456,136           (140,902)           439,346           (380,300)
    Loss on conversion of debt to equity            (800,381)                --           (800,381)

                                                ------------       ------------       ------------       ------------
TOTAL OTHER INCOME (EXPENSE)                        (351,745)          (141,652)          (378,035)          (402,600)
                                                ------------       ------------       ------------       ------------

LOSS BEFORE PROVISION FOR INCOME TAXES              (504,076)          (247,079)          (646,329)          (619,339)

PROVISION FOR INCOME TAXES                                --                 --                 --                 --
                                                ------------       ------------       ------------       ------------

NET LOSS                                            (504,076)          (247,079)          (646,329)          (619,339)

PREFERRED STOCK DIVIDENDS                            (69,358)           (73,601)          (221,823)          (210,469)
                                                ------------       ------------       ------------       ------------

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS      $   (573,434)      $   (320,680)      $   (868,152)      $   (829,808)
                                                ============       ============       ============       ============

NET LOSS PER SHARE ATTRIBUTED TO COMMON
  STOCKHOLDERS - BASIC AND DILUTED:             $      (0.02)      $      (0.03)      $      (0.05)      $      (0.08)
                                                ============       ============       ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC AND DILUTED                             29,801,654         10,047,682         18,140,881         10,034,134
                                                ============       ============       ============       ============

             The accompanying notes are an integral part of these consolidated financial statements.



                                                  NUMOBILE, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
                                                            (UNAUDITED)



                                      -----------------------
                                              SERIES C              COMMON STOCK          ADDITIONAL                      TOTAL
                                      ----------------------- --------------------------    PAID-IN      ACCUMULATED   STOCKHOLDERS'
                                        SHARES      AMOUNT      SHARES         AMOUNT       CAPITAL       DEFICIT        DEFICIT
                                      ----------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2008              5,000       $ 5       10,044,747      $ 10,045    $ 2,258,975  $ (7,769,233)     (5,500,208)

Common stock issued for conversion
  of Series D preferred stock
  and preferred stock dividends                               25,737,703        25,738        406,517                       432,255
Accrued preferred stock dividends                                                                          (221,823)       (221,823)
Conversion of debt to equity                                  43,870,596        43,870      1,346,727                     1,390,597
Shares issued for services                                       215,500           216          4,094                         4,310
Net loss                                                                                                   (646,329)       (646,329)

                                      ------------------ ------------------------------ -------------- -------------  --------------
BALANCE, SEPTEMBER 30, 2009             5,000       $ 5       79,868,546      $ 79,869    $ 4,016,313  $ (8,637,385)   $ (4,541,198)
                                      ================== ============================== ============== =============  ==============



                     The accompanying notes are an integral part of these consolidated financial statements.



                                        NUMOBILE, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                                  (UNAUDITED)


                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                              2009            2008
                                                                           ---------       ---------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                                $(646,329)      $(619,339)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
       Amortization                                                           14,462              --
       Change in accrued derivative liability                               (439,346)        380,300
       Non-cash financing charge                                                  --          20,000
       Issuance of Series D preferred stock for services                          --          90,000
       Loss on convertion of debt to equity                                  800,381              --
       Common stock issued for services                                        4,310              --
       Note payable - related party issued for compensation                   50,000              --
   Changes in operating assets and liabilities:
     Accounts receivable                                                      (9,649)             --
     Accounts payable and accrued expenses                                    (7,108)          3,646
     Due to related party                                                      4,645              --
     Accrued compensation - related party                                         --          48,571

                                                                           ---------       ---------
Net cash used in operating activities                                       (228,634)        (76,822)
                                                                           ---------       ---------

CASH FLOW FROM INVESTING ACTIVITIES:
   Cash purchased with acquisition                                            13,882              --

                                                                           ---------       ---------
Net cash provided by financing activities                                     13,882              --
                                                                           ---------       ---------

CASH FLOW FROM FINANCING ACTIVITIES:
   Cash overdraft, net                                                            --          (2,987)
   Proceeds from notes payable                                               428,840          80,000

                                                                           ---------       ---------
Net cash provided by financing activities                                    428,840          77,013
                                                                           ---------       ---------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                          214,088             191

CASH AND CASH EQUIVALENTS, Beginning of period                                17,620              --
                                                                           ---------       ---------

CASH AND CASH EQUIVALENTS, End of period                                   $ 231,708       $     191
                                                                           =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                           $      --       $      --
                                                                           =========       =========
   Income taxes paid                                                       $      --       $      --
                                                                           =========       =========

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Conversion of debentures/notes payable to common stock                  $ 413,089       $      --
                                                                           =========       =========
   Conversion of Series D & E dividends to common stock                    $ 139,855       $   1,260
                                                                           =========       =========
   Conversion of Series A, D & E preferred stock to common stock           $ 292,400       $   7,000
                                                                           =========       =========
   Accrued compensation converted to convertible note - related party      $      --       $  35,000
                                                                           =========       =========

         The accompanying notes are an integral part of these consolidated financial statements.

                                                 6

                         NUMOBILE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008



NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presenation
-------------------------------------

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

     The unaudited consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K. The results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.


Going Concern
-------------

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the nine months ended September 30, 2009 of $646,329, and at September 30, 2009, had an accumulated deficit of $8,637,385 and a working capital deficit of $6,262,129. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that it can continue to raise equity or debt financing to support its operations or find an acquisition candidate to complete a merger. During September 2009, the Company entered into a stock purchase agreement with Enhance Network Communication, Inc., which has developed a proprietary large enterprise network security technology designed for managing the information management requirements of network delivered government services. During October 2009, the Company entered into a stock purchase agreement with Stonewall Networks, Inc. which has developed a proprietary software solution for mobile network security, including an innovative security policy management product for enterprise customers.


Stock Splits
------------

     On January 7, 2004, the Company affected a one-for-ten (1 for 10) reverse stock split of its common stock. On January 20, 2006, the Company authorized a one-for-fifty (1 for 50) reverse stock splits of its common stock. On June 1, 2009, the Company authorized a one-for-one hundred sixty (1 for 160) reverse stock splits of its common stock. All share information for common shares has been retroactively restated for these two reverse stock splits.


Consolidated Financial Statements
---------------------------------

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owed subsidiaries, Online Enterprises, Inc. and Enhance Network Communication, Inc., from the date of acquisition. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated.

Stock Based Compensation
------------------------

     The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" (codified in Financial Accounting Standards ("FASB") Accounting Standards Codification ("ASC") Topic 718). The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were no options outstanding at September 30, 2009.


Use of Estimates
----------------

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of September 30, 2009, the Company used estimates in determining accrued expenses, the value of stock based compensation issued for services and the value of the accrued derivative liability. Actual results could differ from these estimates.

Fair Value of Financial Instruments
-----------------------------------

     On January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" (codified in FASB ASC Topic 820). SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

     o Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. The Company's Level 1 assets include cash equivalents, primarily institutional money market funds, whose carrying value represents fair value because of their short-term maturities of the investments held by these funds.

     o Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Company's Level 2 liabilities consist of an accrued derivative liability for the beneficial conversion feature of preferred stock. This liability is remeasured on a quarterly basis. Fair value is determined using the Black-Scholes valuation model based on observable market inputs, such as share price data and a discount rate consistent with that of a government-issued security of a similar maturity.

     o Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at September 30, 2009.

Description                         Level 1          Level 2          Level 3
--------------------------------  ------------     -------------     -----------

LIABILITIES
Accrued derivative liability                -        $1,405,279               -

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

Impairment of Long-Lived Assets
-------------------------------

     In accordance with Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (codified in FASB ASC Topic 360),long-lived assets, such as property, equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Intangible Assets
-----------------

     Intangible assets consist of purchased technology in connection with the acquisition of Enhance Network Communication, Inc. (See Note 7). The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets is measured by comparing its net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

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

Revenue Recognition
-------------------

     The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

     Revenue is recognized at the time a bet is placed on the Company's online website.

Income Taxes
------------

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" (codified in FASB ASC Topic 740). Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings (Loss) Per Share
-------------------------

     The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (codified in FASB ASC Topic 260). Basic earnings
(loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for nine months ended September 30, 2009 and 2008 because the effect would have been anti-dilutive:


                                                                                 2009           2008
                                                                            -----------     -----------
Common stock issuable (approximate) upon conversion of notes payable          1,300,000      42,194,000
Common stock issuable (approximate) upon conversion of preferred stock      129,209,463     254,619,226


Comprehensive Loss
------------------

     SFAS No. 130, "Reporting Comprehensive Loss" (codified in FASB ASC Topic
220), establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the nine months ended September 30, 2009 and 2008, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive loss has not been included herein.

Reclassification
----------------

     Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Recently Issued Accounting Pronouncements
-----------------------------------------

     On July 1, 2009, the Company adopted Accounting Standards Update ("ASU") No. 2009-01, "Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , "The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles" ("ASU No. 2009-01"). ASU No. 2009-01 re-defines authoritative US GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification(TM) ("Codification") and, for SEC registrants, guidance issued by the SEC. The Codification is a reorganization and compilation of all then-existing authoritative US GAAP for nongovernmental entities, except for guidance issued by the SEC. The Codification is amended to effect non-SEC changes to authoritative US GAAP. Adoption of ASU No. 2009-01 only changed the referencing convention of US GAAP in Notes to the Consolidated Financial Statements.

     In April 2009, the Financial Accounting Standards Board ("FASB") issued FSP No. SFAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP No. SFAS 157-4"). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company's financial position, results of operations or cash flows.

     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security,
(2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. This FSP requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company's financial position, results of operations or cash flows.

     In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009.

     In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS No. 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through November 16, 2009.

     In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets -- an amendment of FASB Statement No. 140," codified as FASB ASC Topic 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS No. 166 will have an impact on its financial condition, results of operations or cash flows.

     In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS No. 167 will have an impact on its financial condition, results of operations or cash flows.


NOTE 2 - RELATED PARTY TRANSACTIONS

     Total rent expense accrued to Mr. Tilton, the Company's CEO for the nine months ended September 30, 2009 and 2008 was $4,500 and $13,500, respectively.


NOTE 3 - CONVERTIBLE DEBT

     In 2007, the Company converted at total of $37,480 of accounts payable and $229,022 of officer compensation into convertible debt. In addition, in 2008 the Company converted $35,000 of officer compensation into convertible debt. In 2009, the convertible debt due to an officer was sold to a non-related party. The convertible debt can be converted at the option of the debt holder into shares of the Company's common stock at a 50% discount to the market price at the date of conversion. During the nine months ended September 30, 2009, $285,002 of these convertible debentures were converted into common stock. At September 30, 2009, $16,500 of convertible was outstanding.


NOTE 4 -NOTE PAYABLE

     Notes payable consisted of the follows:

                                                                September 30,             December 31,
                                                                     2009                     2008
                                                               -----------------       ----------------
Note payable to investor; interest accrues at 12%;
note is unsecured and due upon demand                          $         96,400        $        25,000

Note payable to investor; interest accrues at 12%;
note is unsecured and due upon demand                                    22,700                 50,000

Note payable to investor; interest accrues at 18%;
note is unsecured and due upon demand                                    10,000                 10,000

Note payable to investor; interest accrues at 18%;
note is unsecured and due upon demand                                    25,000                 25,000

Note payable assumed in connection with purchase of
Enhance Network Communication, Inc.                                     725,000                      -

Note payable to shareholders of Enhance Network
Communication, Inc.; note is due on September 9, 2010                 1,000,000                      -
                                                               -----------------       ----------------

                                                               $      1,879,100        $       110,000
                                                               =================       ================

NOTE 5 -NOTE PAYABLE - RELATED PARTIES

     Notes payable - related parties consisted of the follows:

                                                                September 30,             December 31,
                                                                     2009                     2008
                                                               -----------------       ----------------

Note payable to shareholder; note is unsecured and due
upon demand                                                    $        296,250        $             -

Note payable to shareholder; note is unsecured and due
upon demand                                                              35,000                      -

Note payable to officer; note is unsecured and due on
December 31, 2009                                                        50,000                      -
                                                               -----------------       ----------------

                                                               $        381,250        $             -
                                                               =================       ================

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

     For the nine months ended September 30, 2009, the Company issued:

     o 25,737,703 of common stock for the for conversion of Series D stock and preferred stock dividends of $292,400 and $139,855, respectively;

     o 215,500 for services valued at $4,310 (the value was determined the fair value of the Company's stock at the date of issuance); and

     o 43,870,596 of common stock for the conversion of convertible debt/notes payable of $413,089.


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

NOTE 7 -ACQUISITION

     On September 17, 2009 the Company entered into a stock purchase agreement with Enhance Network Communication, Inc., a California corporation ("Enhance"). Enhance is an information technology company headquartered in Cupertino, California, that has developed a proprietary large enterprise network security technology designed for managing the information management requirements of network delivered government services. The Company purchased from the shareholders of Enhance 1,500 shares of common stock of Enhance, representing 100% of the outstanding capital stock of Enhance. The Company issued to the Enhance shareholders a note in the principal amount of $5,000,000 (the "Note"). $1,000,000 of the principal amount of the Note (the "Initial Principal Amount") will be due and payable on September 9, 2010. The Company's obligation to repay the remaining $4,000,000 principal amount of the Note (the "Final Principal Amount") is conditioned upon Enhance entering into a contract for its proprietary technology that contemplates the generation of at least $20,000,000 in revenue and $8,000,000 in gross margin prior to April 1, 2011 (the "Final Principal Amount Conditions"). If the Final Principal Amount Conditions are met, the Final Principal Amount will be due and payable on September 9, 2014. If the Final Principal Amount Conditions are not met, the Note shall be deemed paid in full and cancelled on April 1, 2011, subject to the payment of the Initial Principal Amount, interest thereon, and any other amounts due thereon. Interest on the Note accrues at the rate of 8% per annum commencing on September 9, 2009, with respect to the Initial Principal Amount and April 1, 2011 with respect to the Final Principal Amount, and is due and payable upon maturity of the Initial Principal Amount and Final Principal Amount (provided the Final Principal Amount Conditions are met) respectively. If the Final Principal Amount Conditions are met, the shareholders of Enhance will have the option to repurchase the 1,500 shares of common stock of Enhance for $5,000,000 in cash and the cancellation of the Note. The Final Principal Amount of $4,000,000 is considered a contingent note and will note be recorded on the balance sheet until the Final Principal Amount Conditions are met.

     The Company purchased Enhance as part of its strategy to build a portfolio of security and software solution companies. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.


Cash                                                   $      13,882
Accounts receivable                                          260,415
Intangible asset                                           1,735,393
Accounts payable and accrued expenses                       (184,690)
Notes payable                                               (825,000)
                                                       --------------
Purchase price                                         $   1,000,000
                                                       ==============

     The intangible asset is being amortized over 5 years using the straight line method.

     The following pro forma financial information presents the consolidated operations of the Company as if the above mentioned acquisition had occurred on January 1, 2008.


     For the nine months ended September 30, 2009 and 2008:

                                         2009                2008
                                   ---------------      --------------

Revenues                           $      661,488       $     801,940
Gross profit                       $      308,074       $     221,609
Loss from operations               $     (212,219)      $    (226,742)
Net loss                           $     (590,856)      $    (625,950)
Net loss attributed to common
stockholders                       $     (812,679)      $    (836,419)

Loss per share                     $        (0.03)      $       (0.08)


NOTE 8 -SUBSEQUENT EVENT

     The Company has evaluated subsequent events through November 16, 2009.

     On October 12, 2009, the Company entered into a stock purchase agreement, dated October 7, 2009 with Stonewall Networks, Inc., a Delaware corporation ("Stonewall") and the shareholders of Stonewall. Stonewall is a development stage information technology security product company headquartered in Cary, North Carolina. Pursuant to the Purchase Agreement, on October 15, 2009, the Company purchased from the shareholders of Stonewall 3,720,000 shares of common stock and 5,924,243 shares of Series A preferred stock of Stonewall, representing 100% of the outstanding capital stock of Stonewall. The Company issued to the Stonewall shareholders notes in the aggregate principal amount of $1,350,000.

     Subsequent to September 30, 2009, the Company issued 64,650,411 shares of stock for the conversion of preferred stock and notes payable.

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

OVERVIEW

     NuMobile, Inc. is a reporting company under the federal securities laws. Our shares of common stock are publicly traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "NUBL." We were organized under the laws of Nevada on March 25, 1999.

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

     On September 17, 2009 we entered into a stock purchase agreement with Enhance Network Communication, Inc., a California corporation ("Enhance"). Enhance is an information technology company headquartered in Cupertino, California, that has developed a proprietary large enterprise network security technology designed for managing the information management requirements of network delivered government services. We purchased from the shareholders of Enhance 1,500 shares of common stock of Enhance, representing 100% of the outstanding capital stock of Enhance. We issued to the Enhance shareholders a note in the principal amount of $5,000,000 (the "Note"). $1,000,000 of the principal amount of the Note (the "Initial Principal Amount") will be due and payable on September 9, 2010. Our obligation to repay the remaining $4,000,000 principal amount of the Note (the "Final Principal Amount") is conditioned upon Enhance entering into a contract for its proprietary technology that contemplates the generation of at least $20,000,000 in revenue and $8,000,000 in gross margin prior to April 1, 2011 (the "Final Principal Amount Conditions"). If the Final Principal Amount Conditions are met, the Final Principal Amount will be due and payable on September 9, 2014. If the Final Principal Amount Conditions are not met, the Note shall be deemed paid in full and cancelled on April 1, 2011, subject to the payment of the Initial Principal Amount, interest thereon, and any other amounts due thereon. Interest on the Note accrues at the rate of 8% per annum commencing on September 9, 2009, with respect to the Initial Principal Amount and April 1, 2011 with respect to the Final Principal Amount, and is due and payable upon maturity of the Initial Principal Amount and Final Principal Amount (provided the Final Principal Amount Conditions are met) respectively. If the Final Principal Amount Conditions are met, the shareholders of Enhance will have the option to repurchase the 1,500 shares of common stock of Enhance for $5,000,000 in cash and the cancellation of the Note. The Final Principal Amount of $4,000,000 is considered a contingent note and will note be recorded on the balance sheet until the Final Principal Amount Conditions are met.

     We purchased Enhance as part of its strategy to build a portfolio of security and software solution companies. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

     Cash                                                   $        13,882
     Accounts receivable                                            260,415
     Intangible asset                                             1,735,393
     Accounts payable and accrued expenses                         (184,690)
     Notes payable                                                 (825,000)
                                                            ----------------
     Purchase price                                         $     1,000,000
                                                            ================

     The intangible asset is being amortized over 5 years using the straight line method.

     On October 12, 2009, we entered into a stock purchase agreement, dated October 7, 2009 with Stonewall Networks, Inc., a Delaware corporation ("Stonewall") and the shareholders of Stonewall. Stonewall is a development stage information technology security product company headquartered in Cary, North Carolina. Pursuant to the Purchase Agreement, on October 15, 2009, we purchased from the shareholders of Stonewall 3,720,000 shares of common stock and 5,924,243 shares of Series A preferred stock of Stonewall, representing 100% of the outstanding capital stock of Stonewall. We issued to the Stonewall shareholders notes in the aggregate principal amount of $1,350,000.


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

     REVENUE RECOGNITION - Our revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of our exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Revenue is recognized at the time a bet is placed on our online website.


OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

     REVENUES. Our revenues for the three months ended September 30, 2009 and 2008 were $9,649 and $1,651, respectively.

     OPERATING EXPENSES. Our operating expenses for the three months ended September 30, 2009 and 2008, were $161,980 and $107,078, respectively.

     INTEREST EXPENSE AND FINANCING COSTS. Our interest expense and financing costs for the three months ended September 30, 2009 and 2008 were $7,500 and $750, respectively. The increase in the interest expense and financing costs is the result of the additional notes payable outstanding.

     CHANGE IN ACCRUED DERIVATIVE LIABILITY. Change in accrued derivative liability for the three months ended September 30, 2009 and 2008 was $456,136 and $(140,902), respectively. The change in derivative liability is directly related to the change in the accrued derivative liability balance which fluctuates based fair value.

     LOSS ON CONVERSION OF DEBT TO EQUITY. Loss on conversion of debt to equity for the three months ended September 30, 2009 and 2008 was $800,381 and $0, respectively. This amount represents the excess of the fair value of the stock issued over the carrying value of the debt that was converted.

     NET (LOSS). Our net loss for the three months ended September 30, 2009 and 2008 was $504,076 and $247,079, respectively. The difference is principally due to the change in accrued derivative liability and loss on conversion of debt to equity.


OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

     REVENUES. Our revenues for the nine months ended September 30, 2009 and 2008 were $11,259 and $6,001, respectively.

     OPERATING EXPENSES. Our operating expenses for the nine months ended September 30, 2009 and 2008, were $271,775 and $222,740, respectively.

     INTEREST EXPENSE AND FINANCING COSTS. Our interest expense and financing costs for the nine months ended September 30, 2009 and 2008 were $17,000 and $22,300, respectively. The decrease in the interest expense and financing costs is the result of the additional financing costs associated with the issuance of a convertible note in 2008 offset by higher interest costs due to higher borrowings.

     CHANGE IN ACCRUED DERIVATIVE LIABILITY. Change in accrued derivative liability for the nine months ended September 30, 2009 and 2008 was $439,346 and $(380,300), respectively. The change in derivative liability is directly related to the change in the accrued derivative liability balance which fluctuates based fair value.

     LOSS ON CONVERSION OF DEBT TO EQUITY. Loss on conversion of debt to equity for the nine months ended September 30, 2009 and 2008 was $800,381 and $0, respectively. This amount represents the excess of the fair value of the stock issued over the carrying value of the debt that was converted.

     NET (LOSS). Our net loss for the nine months ended September 30, 2009 and 2008 was $646,329 and $619,339, respectively. The difference is principally due to the decrease in interest and financing costs and the change in accrued derivative liability and loss on conversion of debt to equity.

     CHANGES IN BALANCE SHEET. We had current assets of $501,772 at September 30, 2009. We had total assets of $2,222,703 at September 30, 2009, total liabilities of $6,763,901 at September 30, 2009 and stockholders' (deficit) of ($4,541,198) at September 30, 2009.

     LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS. During the nine months ended September 30, 2009 net cash used in operating activities was $228,634 as compared to $76,822 for the nine months ended September 30, 2008. Net cash provided by financing activities during the nine months ended September 30, 2009 was $428,840 primarily as a result of the proceeds from notes payable.

     As a result of the above, as of September 30, 2009, we had a cash position of $231,708.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     As of September 30, 2009, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment.


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

                                           NUMOBILE, INC.
                                       -----------------------------------------
                                            Registrant

Date:  November 19, 2009               By: /s/ JAMES D. TILTON, JR.
       -----------------                   -------------------------------------
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


           SIGNATURE                        TITLE                    DATE
           ---------                        -----                    ----

    /s/ JAMES D. TILTON, JR.               Chairman           November 19, 2009
   -------------------------            President and
      James D. Tilton, Jr.             Chief Executive
(Principal Executive Officer and           Officer
 Principal Accounting Officer)