Form 10-K
period 2009-12-31
NUMOBILE, INC.
filed 2010-04-08
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 000-30949
NuMobile, Inc.
(Exact name of registrant as specified in its charter)

Nevada	61-1342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2520 South Third Street, Suite 206 Louisville, Kentucky	40208
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (502) 636-2807

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

At June 30, 2009, the end of our second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $369,000 based on the closing price of $0.02 as reported on the Over-the-Counter Bulletin Board Market.

Number of shares of common stock outstanding as of March 25, 2010:  312,955,483.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2009

i

The statements contained in this annual report that are not historical facts are “forward-looking statements” with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties.  Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this annual report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission ("SEC"), and that these statements are only estimates or predictions.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of this annual report.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward-looking statements made in connection with this annual report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intention as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

PART I

In this Annual Report on Form 10-K, we will refer to NuMobile, Inc., a Nevada corporation, and our subsidiaries, Enhance Network Communication, Inc. and Stonewall Networks, Inc., as "NuMobile," "our company," "we," "us," and "our" unless the context otherwise requires.

ITEM 1. BUSINESS

GENERAL INFORMATION

We were organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc. Effective May 18, 2004, we changed our name to Phoenix Interests, Inc. and effective July 14, 2009 we changed our name to NuMobile,Inc. In connection with this latter name change, our stock ticker symbol on the Over-the-Counter Bulletin Board was changed from “PXIT” to “NUBL.”Our prior business operations consisted of purchasing, training and selling of thoroughbred horses. We have recently launched a new business strategy to create a comprehensive and global mobile computing technology business.

On September 17, 2009, we acquired 100% of the outstanding capital stock of Enhance Network Communications, Inc. (“Enhance” or “Enhance Network Communication”). Enhance is an information technology company headquartered in Cupertino, California, that has developed a proprietary large enterprise network security technology designed for managing the information management requirements of network delivered government services.

On October 12, 2009, we acquired 100% of the outstanding capital stock of Stonewall Networks, Inc., a Delaware corporation (“Stonewall” or “Stonewall Networks”). Stonewall is a development stage information technology security product company headquartered in Cary, North Carolina.

Our business address is 2520 South Third Street, Suite 206, Louisville, Kentucky 40208, and our telephone number is (502) 636-2807.

NuMobile, Inc

NuMobile currently conducts its operations through its subsidiaries Enhance and Stonewall. NuMobile’s plan and focus is to strategically acquire corporations that focus on four major vertical markets. The first of these markets is applications providing for smart phones and mobile computing trending to cloud network support and scaling. The second is infrastructure, architect design and management for wireless and land based networking. The third is the creation of mobile framework and applications for healthcare services and products. The fourth and last is providing infrastructure and support to the hospitality and gaming sectors with emphasis on mobile monitoring of fleet management, infrastructure security and communication for security detailing. We have no current arrangements or agreements for any specific acquisitions.

Enhance Network Communication

Enhance provides a wide variety of services from infrastructure architect to software as a service supplier. This positions Enhance to continue working with local and national government to provide service and support to the educational sector through to commercial usage such as conventions and local business markets.

Stonewall Networks

Stonewall Networks has built the Cornerstone Security Policy Manager.  Cornerstone, a centralized IT security policy manager, is an engine for security policy modeling, implementation, monitoring, enforcement, and auditing.  Product features include consistent security policy implementation across all (multi-vendor) network security devices, policy auditing, mobile device security, rapid support of new network security devices, and rapid threat response.

Principal products and services and their markets

Enhance Network Communications

Enhance’s current and primary vertical market is the education sector, in particular K-12.

Enhance provides the following services to this vertical market space:

●	Voice over IP (VOIP)

●	Network Architecting

●	Network Implementation

●	Network Support

●	Network Monitoring

●	Network Management

●	Software as a Service (SaaS)

Stonewall Networks

Stonewall’s current and primary vertical markets are:

●	Wireless

●	Telecom

●	Hospitality

●	Gaming

●	Health

Stonewall provides the following products/services to these vertical markets:

●	Cornerstone Security Policy Manager

●	Device Portability

●	Mobile security integration

●	Architect design and review

●	Security Auditing

In March 2010, Stonewall released Policy Manager 2.0 (PM 2.0), the latest version of its software suite allowing companies to set comprehensive security policies for both wired and mobile assets within a company's network. We are currently Beta testing the latest release of the software at a company with an extensive network across the United States, Africa and Asia.

About Policy Manager 2.0 (“PM 2.0”)

PM 2.0, is the latest version of a software suite developed by Stonewall Networks. PM 2.0 allows companies to set comprehensive security policies for both wired and mobile assets in a company's network. These policies help organizations meet specific regulatory and audit requirements such as PCS, Sarbanes-Oxley, HIPAA, GLBA and FDA. Policy Manager also allows enterprises to audit and enforce corporate-wide security policies in a quick, comprehensive, automated manner. PM 2.0 also allows for managed security, service providers, and large enterprises to gather real-time data needed for both internal asset protection and regulatory auditing and reporting.

Distribution method of products

Enhance Network Communication

Enhance provides all services and technology directly to the vertical markets being serviced. This is done by hiring engineers and sales/marketing associates to work with its offices in California.

Stonewall Networks

Stonewall provides all services and products through one of two methods. First is through its internal sales and marketing team. Second is through strategic partnerships with value added resellers and distributors.

Competition

Enhance Network Communication

Enhance competes in the IT Systems Integration business, also known as System Integration, Convergence, Network Systems Integration, Integration, Digital Convergence, Integrating Systems, Integrated Systems, and Technology Integration.

A systems integrator (SI) is an individual or business that builds computing systems for clients by combining hardware and software products from multiple vendors. Using a systems integrator, a company can align cheaper, pre-configured components and off-the-shelf software to meet key business goals, as opposed to more expensive, customized implementations that may require original programming or manufacture of unique components. Creation of these information systems may include designing or building a customized architecture or application, integrating it with new or existing hardware, packaged and custom software, and communications infrastructure. Some systems integrators working in specialized areas, like SAP or ERP installations or upgrades, may offer more customization for specific applications. Systems integration has traditionally been a crucial specialty in the defense contracting industry. Proprietary, closed systems needs to be upgraded or, as is often the case, legacy hardware or software.

The growth of data and mobile applications has led to the need for a more flexible systems integration market. Operators, with their margins squeezed, are faced with whether to take a bigger slice of their action by acquiring greater integration skills, or opt to make deals with a range of partners to provide customized solutions for businesses.

The onward march of global business and converging technologies is challenging some established telecoms business practices. As the scope of data and voice services grows, telecoms companies increasingly need to acquire a range of different business skills to meet customers' expectations.

At the heart of that change is the evolving role of systems integration (SI), which underpins the networks and systems that provide those services (source:http://findarticles.com/p/articles/mi_m0UKG/is_2001_August_13/ai_77574951/).

The market for systems integration (SI) solutions is becoming more competitive as the traditional outsourcers, such as Computer Sciences Corporation (CSC), Electronic Data Systems (EDS), and KAZ Group, make their move into the SI business. This benefits buyers of IT services, as these new entrants and more traditional integrators have increased their focus on outcomes and client satisfaction to ensure that their business continues to grow. The service normalization and downward rate pressure have brought systems integration offerings to the reach of companies that haven't used such services in the past.

Stonewall Networks

Security management is a broad field of management related to asset management, physical security and human resource safety functions. It entails the identification of an organization's information assets and the development, documentation and implementation of policies, standards, procedures and guidelines.

Security management includes the set of functions that protects telecommunications networks and systems from unauthorized access by persons, acts, or influences and that includes many subfunctions, such as creating, deleting, and controlling security services and mechanisms; distributing security-relevant information; reporting security-relevant events; controlling the distribution of cryptographic keying material; and authorizing subscriber access, rights, and privileges.

Management tools such as information classification, risk assessment and risk analysis are used to identify threats, classify assets and to rate system vulnerabilities so that effective control can be implemented.

Security outsourcing is now the fastest-growing segment of IT security budgets, according to a Forrester Research report. Although IT security spending was relatively flat in 2009, investments in managed security service providers (MSSPs) grew by roughly 8 percent.

Reasons include pressures in staffing and expertise, an ever-shifting threat landscape, and a growing compliance burden. Service providers are also broadening their offerings and sometimes providing valuable advisory services.

MSSPs have traditionally helped companies in areas such as network firewall monitoring and e-mail and Web filtering. Such services are still among the most prevalent, according to Forrester, but services are now offering assistance with more holistic security needs such as log management and event monitoring. Organizations’ technology and processes churn out large amounts of data, says Forrester; some MSSPs can sift through it and even present findings in a neat dashboard.

A growing percentage of attacks are also targeting applications as opposed to network infrastructure. MSSPs can provide managed application firewalls and application security scanning and penetration testing.

MSSPs are also helping companies take a more risk-based approach to security. Rather than helping with one or more regulations, they are increasingly helping clients make decisions based on a standard or risk-based framework, according to Forrester. Some MSSPs are also providing metrics in areas such as efficiency and return on investment. Companies are also turning to MSSPs because of their 24 x 7 support.

Conducting adequate due diligence is important before hiring a service provider, says Forrester. Companies should understand MSSPs’ strengths and weaknesses and also speak to customer references. Organizations should also continue to make key policy and strategy decisions themselves. MSSPs can provide “the bare minimum, but you still need to understand your environment and what it requires.” (source: http://www.securitymanagement.com/news/managed-security-market-booming-006903).

Competition comes from original equipment manufacturers, or OEM, vendors (e.g. Cisco, Juniper, Checkpoint), security information management consolidators (e.g. ArcSight, NetForensics, Exaprotect, Symantec), homegrown applications, and brute force labor.

OEM vendors provide management software with their security devices to simplify device configuration.  This device-centric approach is fine for smaller networks but does not scale to larger networks and introduces the issue of consistent policy implementation amongst security devices.  Rather than directly compete, Stonewall Networks will look to build OEM alliances to augment OEM security solutions and provide non-OEM capabilities such as multi-vendor support and a network approach, rather than a device approach, to security.  Already, Stonewall Networks has signed one OEM agreement and has had preliminary discussions with several other OEMs.

Security information management (SIM) vendors provide the ability to identify attacks, analyze network security, identify weaknesses, and take corrective action.  Although competitors, SIM vendors are actually ideal candidates for partnership agreements since their products are often weakest at vulnerability remediation, Cornerstone’s strength.  Cornerstone will work in tandem with SIM products, taking findings from these products and implementing them quickly, globally, and consistently in the enterprise network.  One competitor in particular, Exaprotect, acquired a company called Solsoft that provides a capability similar to Stonewall Networks’ Cornerstone product.   Based on discussions with both customers and industry experts, we believe Cornerstone’s flexibility in supporting new devices and scalability both provide clear advantages to the Solsoft product.  However, Exaprotect’s entry into this market does provide validation of the need for sophisticated policy management products.

Homegrown solutions and brute force labor also provide competition to Cornerstone.  This approach is widely prevalent because the market is not providing adequate technology solutions and because it is often easier to use existing headcount to solve a problem than it is to get budget approval for a new product purchase.  Homegrown tools will never provide the sophistication of Cornerstone, but they may provide enough functionality to stave off the need for 3rd party products.  Manual processes are also currently used at most organizations for security setup and auditing.  Cornerstone provides an excellent return on investment to displace these solutions justified based on numerous factors such as total cost of ownership, ongoing threat mitigation, and compliance.  For example, as previously discussed, a financial company may hire outside consultants to perform mandatory periodic compliance audits.  Although this approach may meet the specific business audit requirement, it is both costly and lacks timeliness.  Periodic audits provide ample opportunity for vulnerabilities to be created and exploited without the company knowing.

Sources and availability of raw materials and principal suppliers

Enhance Network Communication

Enhance obtains products and services from the manufacturer or distributors directly.

Providers/distributors:

●	Micro D

●	Microsoft

●	Tech Data

●	3Com

●	Xirrus

Stonewall Networks

Stonewall owns and maintains critical proprietary source code. Stonewall utilizes open source technologies that have no limitations with regard to bundling. Stonewall also retains in escrow a copy of the open source code for backup to any industry failures on behalf of the open source provider. In that event Stonewall will allow in-house developers/engineers take on the service and support.

Providers/distributors:

●	Enhance Networks

●	Linux

●	Java

●	Jabber

Dependence on one or a few major customers

Enhance Network Communication

In 2008 and 2009, the Department of Education (Hawaii) accounted for 3% and 50% of Enhance’s sales, respectively.

Intellectual property

Enhance Network Communications

Enhance Network Communication does not own any intellectual property.

Stonewall Networks

Stonewall Networks owns copyright to its proprietary software, Cornerstone Policy Manager. Cornerstone is a Security Policy Manager that strengthens, centralizes, and greatly simplifies network security for mid to large enterprises.  With Cornerstone, security policies are consistently implemented to seamlessly secure the entire enterprise network.

Research and Development

Enhance Network Communication

Enhance did not have any spending on research and development during the years ending December 31, 2009 and 2008, respectively.

Stonewall Networks

Stonewall spent $7,320 and $136,667 on research and development during the years ending December 31, 2009 and 2008, respectively.

Employees

We have seven employees, all of whom are full-time, including our chief executive officer and six employees of Stonewall. Enhance does not have any employees as it currently retains only contract personnel.

RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations. If any of these risks or uncertainties actually occurs, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Related to our Business

We have historically lost money, and our losses may continue in the future.

We have historically lost money. As of December 31, 2009, we had an accumulated deficit of $(9,552,051). Further such losses are likely to occur in the future, and we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. We can give no assurances that we will be successful in reaching or maintaining profitable operations.

We will need to raise additional capital to finance operations.

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

The report of our independent accountants on our December 31, 2009, financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding.

We could lose the services of our chief executive officer.

Our future success depends, in significant part, on the continued services of James D. Tilton, Jr., our chief executive officer. Our loss of his services could adversely affect our ability to develop our business plan. We do not have an employment agreement with Mr. Tilton, nor do we currently maintain key-man life insurance policies on him.

Our business could be materially adversely affected as a result of a lessening demand in the information technology market.

Our revenue and profitability depend on the overall demand for our products and services. Delays or reductions in IT spending, domestically or internationally, could materially adversely affect demand for our products and services which could result in decreased revenues or earnings.

Competitive pricing, sales volume, mix and component costs could materially adversely affect our revenues, gross margins and earnings.

Our gross margins are impacted by a variety of factors, including competitive pricing, component and product design costs as well as the volume and relative mixture of product and services revenues. Increased component costs, increased pricing pressures, the relative and varying rates of increases or decreases in component costs and product price, changes in product and services revenue mixture or decreased volume could have a material adverse effect on our revenues, gross margins or earnings.

The markets in which we do business are highly competitive, and we may encounter aggressive price competition for all of our products and services from numerous companies. There also has been and may continue to be a willingness on the part of certain competitors to reduce prices or provide IT products or services, at minimal or no additional cost in order to preserve or gain market share. Such price competition may result in pressure on our product and service prices, and reductions in product and service prices may have a material adverse effect on our revenues, gross margins and earnings. We currently believe that pricing pressures will continue.

We may be unable to keep pace with rapid industry, technological and market changes.

The markets in which we compete are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers. There can be no assurance that our existing products will be properly positioned in the market or that we will be able to introduce new or enhanced products into the market on a timely basis, or at all. We spend a considerable amount of money on research and development and introduce new products from time to time. There can be no assurance that enhancements to existing products and solutions or new products and solutions will receive customer acceptance.

Risks associated with the development and introduction of new products include delays in development and changes in data storage, networking virtualization, infrastructure management, information security and operating system technologies which could require us to modify existing products. Risks inherent in the transition to new products include:

●	the difficulty in forecasting customer preferences or demand accurately;
●	the inability to expand production capacity to meet demand for new products;

●	the impact of customers’ demand for new products on the products being replaced, thereby causing a decline in sales of existing products and an excessive, obsolete supply of inventory; and
●	delays in initial shipments of new products.

Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors’ responses to the introductions and the desire by customers to evaluate new products for extended periods of time. Our failure to introduce new or enhanced products on a timely basis, keep pace with rapid industry, technological or market changes or effectively manage the transitions to new products or new technologies could have a material adverse effect on our business, results of operations or financial condition.

The markets we serve are highly competitive and we may be unable to compete effectively.

We compete with many companies in the markets we serve. Some of these companies (whether independently or by establishing alliances) may have substantially greater financial, marketing and technological resources, larger distribution capabilities, earlier access to customers and greater opportunity to address customers’ various IT requirements than us. In addition, as the IT industry consolidates, companies may improve their competitive position and ability to compete against us. We compete on the basis of our products’ features, performance and price as well as our services. Our failure to compete on any of these bases could affect demand for our products or services, which could have a material adverse effect on our business, results of operations or financial condition.

Companies may develop new technologies or products in advance of us or establish business models or technologies disruptive to us. Our business may be materially adversely affected by the announcement or introduction of new products, including hardware and software products and services by our competitors, and the implementation of effective marketing or sales strategies by our competitors. The material adverse effect to our business could include a decrease in demand for our products and services and an increase in the length of our sales cycle due to customers taking longer to compare products and services and to complete their purchases.

Our business could be materially adversely affected as a result of the risks associated with acquisitions and investments.

As part of our business strategy, we seek to acquire businesses that offer complementary products, services or technologies. These acquisitions are accompanied by the risks commonly encountered in an acquisition of a business, which may include, among other things:

●	the effect of the acquisition on our financial and strategic position and reputation;
●	the failure of an acquired business to further our strategies;
●
the failure of the acquisition to result in expected benefits, which may include benefits relating to enhanced revenues, technology, human resources, cost savings, operating efficiencies and other synergies;

●
the difficulty and cost of integrating the acquired business, including costs and delays in implementing common systems and procedures and costs and delays caused by communication difficulties or geographic distances between the two companies’ sites;

●	the assumption of liabilities of the acquired business, including litigation-related liability;
●	the potential impairment of acquired assets;
●	the lack of experience in new markets, products or technologies or the initial dependence on unfamiliar supply or distribution partners;
●	the diversion of our management’s attention from other business concerns;
●	the impairment of relationships with customers or suppliers of the acquired business or our customers or suppliers;
●	the potential loss of key employees of the acquired company; and
●	the potential incompatibility of business cultures.

These factors could have a material adverse effect on our business, results of operations or financial condition. To the extent that we issue shares of our common stock or other rights to purchase our common stock in connection with any future acquisition, existing shareholders may experience dilution. Additionally, regardless of the form of consideration issued, acquisitions could negatively impact our net income and our earnings per share.

In addition to the risks commonly encountered in the acquisition of a business as described above, we may also experience risks relating to the challenges and costs of closing a transaction. Further, the risks described above may be exacerbated as a result of managing multiple acquisitions at the same time.

Risks Related to our Common Stock

Our common stock may be affected by limited trading volume and may fluctuate significantly.

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

Our common stock is traded on the Over-the-Counter Bulletin Board, which may make it more difficult for investors to resell their shares due to suitability requirements.

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

The holder of our Class A Preferred Stock owns the majority of the voting power of our shareholders.

Our Class A Preferred Stock votes on an-converted basis with the common stock. As of March 25, 2010, the holder of our 2,656 outstanding shares of Class A Preferred Stock, Beachhead LLC, owns 64% of the voting power of our shareholders. As a result, the holder of our Class A Preferred Stock will have the ability to control all matters submitted to shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive and administrative office is located in Louisville, Kentucky. Monthly rent is $1,300 and we are on a month-to-month lease.

Our subsidiary, Enhance Network Communication, Inc., rents 642 square feet of office space for its main corporate office in San Jose, California on a lease that runs through April 30, 2010.  The amount of future lease payments due from July 1, 2009 through April 30, 2010 under this agreement is $11,880.

Our subsidiary, Stonewall Networks, Inc., rented shared office space on a lease that ran through October 31, 2008.  The Company then made arrangements for its employees to work from home until it signed a new one-year lease that started on November 9, 2009. Future monthly rent under this new lease is $840. Total rent expense under the new lease will be $10,080.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2009, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment.

ITEM 4. [REMOVED AND RESERVED]

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

A limited public market for our common stock exists on the Over-the-Counter Bulletin Board under the symbol “PXIT” from November 30, 2001 through July 14, 2009 and under the symbol “NUBL” beginning July 15, 2009.

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

	High	Low
For the year ended December 31, 2009:
Fourth quarter	$0.0301	$0.0054
Third quarter	$0.0630	$0.0140
Second Quarter	$0.0320	$0.0160
First quarter	$0.0320	$0.0160
For the year ended December 31, 2008:
Fourth quarter	$0.0160	$0.0320
Third quarter	$0.0160	$0.0320
Second Quarter	$0.0320	$0.0320
First quarter	$0.0320	$0.0320

As of March 24, 2010, there were approximately 1,000 record holders of our common stock.

Dividends

We have not paid any cash or other dividends on our common stock since our company was formed and we do not anticipate paying any such dividends in the foreseeable future. We intend to retain any earnings to use in our operations and to finance the expansion of our business.

Recent Issuances of Unregistered Securities

For the year ended December 31, 2009, the Company issued, pursuant to exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering:

●	59,636,299 shares of common stock for the for conversion of Series D stock and preferred stock dividends of $531,100 and $250,593, respectively;

●	415,500 shares of common stock for services valued at $9,310 (the value was determined the fair value of the Company’s stock at the date of issuance); and

●	91,972,792 shares of common stock for the conversion of convertible debt/notes payable of $2,336,919.

Issuer Repurchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Intentionally Omitted.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K and the information incorporated by reference may include “forward-looking statements”. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward-looking statements.

The following discussion should be read in conjunction with NuMobile’s consolidated financial statements and the related notes included in this Form 10-K included elsewhere in this Annual Report.

Overview

We were organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc. Effective May 18, 2004, we changed our name to Phoenix Interests, Inc. and effective July 14, 2009 changed our name to NuMobile,Inc. In connection with this name change, our stock ticker symbol on the Over-the-Counter Bulletin Board was changed from “PXIT” to “NUBL.”Our prior business operations consisted of purchasing, training and selling of thoroughbred horses. We have recently launched a new business strategy to create a comprehensive and global mobile computing technology business.

On September 17, 2009, we acquired 100% of the outstanding capital stock of Enhance Network Communication, Inc. (“Enhance”).  Enhance is an information technology company headquartered in Cupertino, California, that has developed a proprietary large enterprise network security technology designed for managing the information management requirements of network delivered government services.

On October 12, 2009, we acquired 100% of the outstanding capital stock of Stonewall Networks, Inc., a Delaware corporation (“Stonewall”). Stonewall is a development stage information technology security product company headquartered in Cary, North Carolina.

Critical Accounting Policies

Accrued Derivative Liability - The convertible debenture and the Series A, D and E preferred stock can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate. In accordance with ASC 815, we have bifurcated the beneficial conversion features embedded in our convertible debentures and preferred stock and have recorded the fair value of these beneficial conversion features as a current liability.

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

Revenue Recognition - Revenue is recognized at the time the services are performed under contract agreements.

Operating Results for the Years Ended December 31, 2009 and 2008

Revenue. Our revenue for the years ended December 31, 2009 and 2008 were $177,815 and $7,282, respectively. The increase in revenue in 2009 is primarily the result of revenue earned from our two recently acquired subsidiaries, Enhance Network Communication, Inc. and Stonewall Networks, Inc. subsequent to their respective acquisition dates.

Operating Expenses. Our operating expenses for the years ended December 31, 2009 and 2008 were $980,182 and $235,177, respectively.  The increase from 2008 to 2009 is primarily the result of the operational expenses incurred from our two recently acquired subsidiaries, Enhance Network Communication, Inc. and Stonewall Networks, Inc. subsequent to their respective acquisition dates.

Interest Expense and Financing Costs. Our interest expense and financing costs for the year ended December 31, 2009 and 2008 were $149,537 and $23,550, respectively.  The increase in the interest expense and financing costs is the result of increased borrowings and interest incurred from existing borrowings assumed from the acquisition of Enhance Network Communication, Inc. and Stonewall Networks, Inc.

Change in Accrued Derivative Liability. Change in accrued derivative liability for the years ended December 31, 2009 and 2008 was $577,887 and $(108,708), respectively. The change in derivative liability is directly related to the change in the accrued derivative liability balance, which fluctuates based on fair value.

Net Loss. Our net loss for the years ended December 31, 2009 and 2008 was $1,502,715 and $360,153, respectively.  The difference is principally due to the consolidation of operating results of our two recently acquired subsidiaries, Enhance Network Communication, Inc. and Stonewall Networks, Inc. subsequent to their respective acquisition dates.

Changes In Balance Sheet. We had current assets of $308,447 at December 31, 2009.  We had total assets of $5,184,342 at December 31, 2009, total liabilities of $9,339,447 at December 31, 2009 and stockholders’ deficit of $4,155,105 at December 31, 2009.

Liquidity, Capital Resources and Cash Requirements. During the year ended December 31, 2009 net cash used in operating activities was $587,209 as compared to $89,011 for the year ended December 31, 2008.   Net cash provided by investing activities during the year ended December 31, 2009 was $96,118, of which $103,438 in cash was acquired from the acquisition of Enhance Network Communication, Inc. and Stonewall Networks, Inc. Net cash provided by financing activities during the year ended December 31, 2009 was $650,907 primarily as a result of the proceeds from notes payable.

As a result of the above, as of December 31, 2009, we had a cash position of $177,436.

We have historically financed our operations via convertible-debt and preferred-stock financing obtained from various private equity firms. These funds intend, over time, to convert their positions into shares of our common stock. This will cause significant dilution to existing shareholders.

In the immediate future, we have no commitments or plans to finance our business.

Change in Number of Employees

In connection with the recent acquisitions of Stonewall Networks, Inc. and Enhance Network Communication, Inc., we anticipate hiring additional employees to allow us to expand our business. With the acquisitions, our workforce increased in 2009 by approximately five employees.

Contractual Obligations

At December 31, 2009, our significant contractual obligations were as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Operating lease obligations	$13,152	$-	$-	$-	$13,152
Total	$13,152	$-	$-	$-	$13,152

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are listed in the Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, based on his evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K, has concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This Annual Report on Form 10-K does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position with the Company of each officer and director of the Company as of the date of this report.

Name	Age	Position
James D. Tilton, Jr.	49	Chairman of the Board, President, Chief Executive Officer and Secretary

Background of Executive Officers and Directors

James D. Tilton, Jr., has served as chairman of our board of directors, chief executive officer, president, secretary, treasurer and sole director since we were formed. Mr. Tilton has more than 11 years’ experience in the securities industry. From 1995 to 1996, he was stockbroker at Morgan Keegan. From 1997 to 1999, he worked independently in the securities industry, specializing in corporate finance and investment banking. Mr. Tilton has been involved in the financing of private and public small-growth companies. Since January 1999, Mr. Tilton has also been TuneIn Media, Inc.’s chief executive officer and president. TuneIn Media, Inc. was an interactive media content provider. Mr. Tilton formally resigned this position in October of 2005, and was re-appointed in October 2008. In January 2010, Tune-In Media acquired Infotel Technologies Limited, a Singapore-based IT company. In February 2010, Mr. Tilton was appointed Chief Operating Officer of Nova Energy, Inc. (OTCBB: NVAE). Mr. Tilton is currently a director of Girasolar (OTCBB: GRSR). Mr. Tilton has a B.A. in Political Science with an emphasis in Accounting/Business from the University of Louisville.

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

Committees

Our board of directors acts as our audit committee. No member of our board of directors is an “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-K promulgated under the Securities Act. To date, we have conducted limited operations and generated only minimal revenue since inception. In light of the foregoing, and on evaluating our internal controls, our board of directors determined that our internal controls are adequate to insure that financial information is recorded, processed, summarized, and reported in a timely and accurate manner in accordance with applicable rules and regulations of the Securities and Exchange Commission. Accordingly, our board of directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert” would be outweighed by the costs of retaining such a person.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles. James Tilton has served as Chairman and Chief Executive Officer of the Company since inception. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our board of directors is primarily responsible for overseeing our risk management processes, and acts as our audit committee.  The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our Company and our Company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our board leadership structure supports this approach.

Board Compensation

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. No director of the Company received compensation as director during the year ended December 31, 2009.

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

Family Relationships

None

Beneficial Ownership Reporting Compliance

Under section 16 of the Exchange Act, our directors and executive officers and beneficial owners of more than 10% of the our common stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in our common stock and derivative securities. Based solely on a review of those reports provided to us and written representations from those persons regarding the necessity to file any such reports, we are not aware of any failures to file reports or report transactions in a timely manner during our fiscal year ended December 31, 2009.

Code of Ethics

Our board of directors had adopted a code of ethics applicable to persons at our company who are responsible for financial management. A copy of the code of ethics is attached to this Annual Report as Exhibit 14.1.

Nominating Procedures

During 2009 there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation awarded to, earned by or paid to Mr. Tilton. We had no other officers during this period.

					Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)		Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options
James D. Tilton, Jr Chairman of the Board, Chief Executive Officer and President	2008	96,000	(1)	-	-	-
	2009	231,000	(1)	-	-	-

(1) Accrued and unpaid

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of March 24, 2010, the beneficial ownership of our common stock and preferred stock (1) by any person or group that we know beneficially owns more than 5% of the outstanding common stock or any class of preferred stock, (2) by each director and executive officer, and (3) by all directors and executive officers as a group. Unless otherwise indicated, the holders of the shares shown in this table have sole voting and investment power with respect to those shares. The address of all individuals for whom an address is not otherwise indicated is 2520 South Third Street, Suite 206, Louisville, Kentucky 40208.

	Shares beneficially owned
	Number of shares	Percentage of class (1)
Stockholders
Beachhead, LLC (2) 14860 Montfort Drive, Suite 210 Dallas, TX 75254	200,000,000 (3)	100%

Directors and Officers :
James Tilton 2520 South Third Street, Suite 206 Louisville, KY 40208	6,367 (4)	*

All executive officers and directors as a group (1 person)	6,367	*

(*) Less than one percent.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 24, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2) Philip Verges has voting and investment power over the securities of the Company owned by Beachhead, LLC.

(3) Represents shares of common stock issuable upon conversion of 2,656 shares of Series A Preferred Stock plus accrued dividends.

(4) Includes 1,367 shares of outstanding Common Stock and 5,000 shares of Common Stock issuable upon conversion of 5,000 shares of Series C Preferred Stock.

EQUITY COMPENSATION PLAN INFORMATION

We currently have no equity compensation plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

The premises housing our executive and administrative office are owned by James D. Tilton, Jr., our chief executive officer. See “Item 2. Properties.” Starting July 1, 2003, he has charged us $1,250 per month for our use of these premises, and during 2005 rent was increased to $1,500 per month.  Since August 2006, the Company, due to lack of funds has been unable to pay rent. From June 2008 through July 2009, we moved to a space on Riverbend Drive in Ludlow, Kentucky. Rent was $1,500 per month, and Mr. Tilton paid the monthly rent on our behalf. Total rent expense accrued to Mr. Tilton, our CEO, for the year ended December 31, 2009 and 2008 was $4,500 and $18,000, respectively.

We have multiple notes payable outstanding as of December 31, 2009 and 2008 with various related parties. Below is a summary:

●	Note payable to officer for $100,000 and $0 at December 31, 2009 and 2008, respectively.
●	Loan payable to company wholly owned by officer of Stonewall Networks, Inc. in the amount of $386,153 and $0 as of December 31, 2009 and 2008, respectively.
●	Note payable to employee of Stonewall Networks, Inc. in the amounts of $105,026 and $0 as of December 31, 2009 and 2008, respectively.
●	Note payable to company wholly owned by officer of Stonewall Networks, Inc. in the amount of $61,439 and $0 as of December 31, 2009 and 2008, respectively.
●	Note payable to officer of Stonewall Networks, Inc. in the amount of $18,075 and $0 at December 31, 2009 and 2008, respectively.
●	Note payable to company wholly owned by officer of Enhance Network Communications, Inc. in the amount of $10,100 and $0 as of December 31, 2009 and 2008, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed to us for the fiscal years ended December 31, 2009 and 2008 by our principal accountants, Gruber and Company, LLC, are as follows:

	For the Years Ended December 31,
	2009	2008
Audit Fees	$9,000	$15,000
Audit-Related Fees	$10,000	$12,000
Tax Fees	$–	$–
Other Fees	$–	$–

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

A list of the financial statements of the Company filed as part of this Report can be found in the Index to Financial Statements on page F-1.

The following Exhibits are filed herewith and made part hereof.

3.1	Articles of incorporation of the registrant (incorporated by reference to the registrant’s registration statement on Form 10-KSB, as amended, filed with the Commission on July 5, 2000).
3.2
Certificate of designations of Series A preferred stock of the registrant filed with the Nevada Secretary of State on April 18, 2002 (incorporated by reference to the registrant’s quarterly report on form 10-QSB filed with the Commission on June 6, 2004).

3.3
Certificate of designations of Series B preferred stock of the registrant filed with the Nevada Secretary of State on December 17, 2003 (incorporated by reference to the registrant’s quarterly report on form 10-QSB filed with the Commission on June 6, 2004).

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

3.6
Corrected certificate of designation of Series D preferred stock of the registrant (incorporated by reference to the registrant's annual report on form 10-KSB filed with the Commission on March 31, 2005).

3.7	Bylaws of the registrant (incorporated by reference to the registrant’s registration statement on Form 10-KSB, as amended, filed with the Commission on July 5, 2000).
10.1	Debenture issued by the registrant to Patrick L. Brown due April 30, 2004 (incorporated by reference to the registrant’s quarterly report on form 10-QSB filed with the Commission on June 6, 2004).
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

10.5
Stock Purchase Agreement, dated September 9, 2009, among NuMobile, Inc., Enhance Network Communication, Inc., and the shareholders of Enhance Network Communication, Inc. (incorporated by reference to the registrant’s current report on Form 8-K filed with the Commission on September 18, 2009).

10.6	Form of Promissory Note, dated September 9, 2009 (incorporated by reference to the registrant’s current report on Form 8-K filed with the Commission on September 18, 2009).
10.7
Stock Purchase Agreement, dated October 7, 2009, among NuMobile, Inc., Stonewall Networks, Inc., and the shareholders of Stonewall Networks, Inc. (incorporated by reference to the registrant’s current report on Form 8-K filed with the Commission on October 16, 2009).

10.8	Form of Promissory Note, dated October 7, 2009 (incorporated by reference to the registrant’s current report on Form 8-K filed with the Commission on October 16, 2009).
14.1	Code of Ethics (filed herewith).
21.1	Subsidiaries of Registrant (filed herewith).
31.1	Certification of the Chief Executive Officer and principal financial officer under 18 U.S.C. section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer and principal financial officer under 18 U.S.C. section 1350, as adopted in accordance with section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NuMobile, Inc. Registrant

Date: April 7, 2010	By:	/s/ James D. Tilton, Jr.
James D. Tilton, Jr. Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James D. Tilton, Jr. James D. Tilton, Jr. (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	Chairman, President and Chief Executive Officer	April 7, 2010

NuMobile, Inc and Subsidiaries
Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
NuMobile, Inc.
Louisville, Kentucky

We have audited the accompanying consolidated balance sheet of NuMobile, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuMobile, Inc. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred a net loss of $1,502,715, used cash for operations of $587,209 for the year ended December 31, 2009, has an accumulated deficit of $9,552,051 as of December 31, 2009 and has a working capital deficit of $9,031,000 as of December 31, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber and Company, LLC
Certified Public Accountants

Lake St. Louis, Missouri
April 5, 2010

NuMobile, Inc and Subsidiaries
Consolidated Balance Sheet
As of December 31, 2009 and 2008

	2009	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$177,436	$17,620
Accounts receivable	130,171	-
Prepaid expenses	840	-

TOTAL CURRENT ASSETS	308,447	$17,620

PROPERTY AND EQUIPMENT, net	14,277	-
INTANGIBLE ASSETS, net	4,811,618	-
DEPOSIT	50,000	-

TOTAL ASSETS	$5,184,342	$17,620

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash overdraft	$-	$22,249
Convertible debt - related party	-	264,022
Convertible debt	28,844	72,480
Notes payable - related parties	680,793	-
Notes payable	3,830,033	110,000
Accounts payable and accrued expenses	1,072,186	243,873
Due to related party	7,295	-
Dividends payable	996,189	966,679
Accrued derivative liability	1,313,307	1,844,625
Preferred stock; Series A; $0.001 par value; 5,000 shares authorized;
2,656 and 2,656 shares issued and outstanding	265,600	265,600
Preferred stock; Series D convertible; $0.001 par value; 25,000 shares authorized;
9,034 and 11,575 shares issued and outstanding	903,400	1,157,500
Preferred stock; Series E convertible; $0.001 par value; 25,000 shares authorized;
2,418 and 5,708 shares issued and outstanding	241,800	570,800

TOTAL CURRENT LIABILITIES	9,339,447	5,517,828

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock; Series B; $0.001 par value; 100,000 shares authorized;
0 and 0 shares issued and outstanding	-	-
Preferred stock; Series C; $0.001 par value; 12,000,000 shares authorized;
5,000 and 5,000 shares issued and outstanding	5	5
Common stock; $0.001 par value; 5,000,000,000 shares authorized;
162,069,338 and 10,044,747 shares issued and outstanding	162,069	10,045
Additional paid-in capital	5,234,872	2,258,975
Accumulated deficit	(9,552,051)	(7,769,233)

TOTAL STOCKHOLDERS' DEFICIT	(4,155,105)	(5,500,208)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,184,342	$17,620

The accompanying notes are an integral part of these consolidated financial statements.

NuMobile, Inc and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009	2008

REVENUES	$177,815	$7,282

COST OF REVENUE	48,529	-

GROSS PROFIT	129,286	7,282

OPERATING EXPENSES
General and adminstative	665,202	235,177
Depreciation and amortization	314,980	-

TOTAL OPERATING EXPENSES	980,182	235,177

LOSS FROM OPERATIONS	(850,896)	(227,895)

OTHER INCOME (EXPENSE)
Interest expense and financing costs	(149,537)	(23,550)
Change in accrued derivative liability	577,887	(108,708)
Loss on conversion of debt to equity	(1,080,169)	-

TOTAL OTHER INCOME (EXPENSE)	(651,819)	(132,258)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,502,715)	(360,153)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(1,502,715)	(360,153)

PREFERRED STOCK DIVIDENDS	(280,103)	(286,815)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(1,782,818)	$(646,968)

NET LOSS PER SHARE ATTRIBUTED TO COMMON
STOCKHOLDERS - BASIC AND DILUTED:	$(0.04)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	48,437,360	10,036,647

The accompanying notes are an integral part of these consolidated financial statements.

NuMobile, Inc and Subsidiaries
Consolidated Statement of Stockholders' Deficit

					Additional		Total
	Series C		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2007	228,000	$228	9,307,247	$9,307	$2,474,230	$(7,122,265)	$(4,638,500)

Common stock issued for conversion of Series D preferred stock and preferred stock dividends			737,500	738	7,522		8,260
Accrued preferred stock dividends						(286,815)	(286,815)
Conversion of Series C preferred stock to Series D preferred stock	(223,000)	(223)			(222,777)		(223,000)
Net loss						(360,153)	(360,153)

Balance, December 31, 2008	5,000	5	10,044,747	10,045	2,258,975	(7,769,233)	(5,500,208)

Common stock issued for conversion of Series D preferred stock and preferred stock dividends			59,636,299	59,636	722,056		781,692
Accrued preferred stock dividends						(280,103)	(280,103)
Conversion of debt to equity			91,972,792	91,972	2,244,947		2,336,919
Shares issued for services			415,500	416	8,894		9,310
Net loss						(1,502,715)	(1,502,715)

Balance, December 31, 2009	5,000	$5	162,069,338	$162,069	$5,234,872	$(9,552,051)	$(4,155,105)

The accompanying notes are an integral part of these consolidated financial statements.

NuMobile, Inc and Subsidiaries
Consolidated Statements of Cash Flows

	2009	2008

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,502,715)	$(360,153)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	314,980	-
Amortization of debt discount	23,413	-
Change in accrued derivative liability	(577,887)	108,708
Non-cash financing charge	-	20,000
Issuance of Series D preferred stock for services	-	90,000
Loss on convertion of debt to equity	1,080,169	-
Common stock issued for services	9,310	-
Note payable - related party issued for compensation	100,000	-
Changes in operating assets and liabilities:
Accounts receivable	120,239	-
Prepaid expenses	2,043	-
Accounts payable and accrued expenses	(164,056)	7,434
Due to related party	7,295	-
Accrued compensation - related party	-	45,000

Net cash used in operating activities	(587,209)	(89,011)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash purchased with acquisition	103,438	-
Purchase of intangible assets	(7,320)

Net cash provided by financing activities	96,118	-

CASH FLOW FROM FINANCING ACTIVITIES:
Cash overdraft, net	-	1,631
Proceeds from notes payable	688,498	105,000
Payments on notes payable	(37,591)	-

Net cash provided by financing activities	650,907	106,631

NET INCREASE IN CASH AND CASH EQUIVALENTS	159,816	17,620

CASH AND CASH EQUIVALENTS, Beginning of period	17,620	-

CASH AND CASH EQUIVALENTS, End of period	$177,436	$17,620

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of debentures/notes payable to common stock	$2,336,918	$-
Conversion of Series D & E dividends to common stock	$250,593	$1,260
Conversion of Series A, D & E preferred stock to common stock	$531,100	$7,000
Accrued compensation converted to convertible note - related party	$-	$35,000

The accompanying notes are an integral part of these consolidated financial statements.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presenation

NuMobile, Inc. (the “Company”) was organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc.  Effective May 18, 2004, the Company changed its name to Phoenix Interests, Inc. and effective July 14, 2009 changed its name to NuMobile,Inc.  The Company’s prior business operations consisted of purchasing, training and selling of thoroughbred horses.  The Company has recently launched a new business strategy to create a comprehensive and global mobile computing technology business.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred a net loss of $1,502,715, used cash for operations of $587,209 for the year ended December 31, 2009, has an accumulated deficit of $9,552,051 as of December 31, 2009 and has a working capital deficit of $9,031,000 as of December 31, 2009.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that it can continue to raise equity or debt financing to support its operations or find an acquisition candidate to complete a merger. Management believes that this could cause additional dilution to its shares of common stock. During September 2009, the Company acquired, through a stock purchase, Enhance Network Communication, Inc., which has developed a proprietary large enterprise network security technology designed for managing the information management requirements of network delivered government services.  During October 2009, the Company also acquired, through a stock purchase, Stonewall Networks, Inc. which has developed a proprietary software solution for mobile network security, including an innovative security policy management product for enterprise customers.

Stock Splits

On January 7, 2004, the Company affected a one-for-ten (1 for 10) reverse stock split of its common stock.  On January 20, 2006, the Company authorized a one-for-fifty (1 for 50) reverse stock splits of its common stock.  On June 1, 2009, the Company authorized a one-for-one hundred sixty (1 for 160) reverse stock split of its common stock. All share information for common shares has been retroactively restated for these three reverse stock splits.

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Online Enterprises, Inc., Enhance Network Communication, Inc. from the date of acquisition (September 17, 2009), and Stonewall Networks, Inc. from the date of acquisition (October 2, 2009). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

Stock Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were no options outstanding as of December 31, 2009.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.  As of December 31, 2009, the Company used estimates in determining accrued expenses, the value of stock based compensation issued for services and the value of the accrued derivative liability. Actual results could differ from these estimates.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and notes payable, the carrying amounts approximate their fair values due to their short maturities.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at December 31, 2009.

Description	Level 1	Level 2	Level 3

Liabilities

Accrued derivative liability	-	$1,313,307	-

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

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

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Computer equipment	5 years
Office furniture and fixtures	7 years
Office equipment	5 years

The following are the details of property and equipment at December 31, 2009:

2009

Computer equipment	$9,418
Office furniture and fixtures	705
Office equipment	7,625
Total	17,748

Less accumulated depreciation	(3,471)

$14,277

Intangible Assets

Intangible assets consist of purchased technology in connection with the acquisition of Enhance Network Communication, Inc. and Stonewall Networks, Inc. (See Note 7).  The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets is measured by comparing its net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

The following are the details of intangible assets at December 31, 2009:

2009

Software	$485,078
Purchased technology	4,638,049
Total	5,123,127

Less Accumulated amortization	(311,509)

Intangibles, net	$4,811,618

The following table summarizes the amortization over the next 5 years:

Year Ended December 31,	Amount
2010	$1,228,956
2011	997,571
2012	910,528
2013	910,528
2014	764,035

Impairment of Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2009 and 2008, there was no significant impairment of its long-lived assets.

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

Convertible Preferred Stock and Convertible Note

The Company’s Series A, D and E preferred stock and convertible note are presented as a current liability since the Company has financial instruments that are convertible into common stock at a conversion price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate and the Company does not have enough authorized shares to satisfy the conversion of its convertible preferred stock.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

Revenue Recognition

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Loss Per Share

The Company reports loss per share in accordance with ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2009 and 2008 because the effect would have been anti-dilutive:

	2009	2008
Common stock issuable (approximate) upon conversion of notes payable	-	42,237,750
Common stock issuable (approximate) upon conversion of preferred stock	640,729,453	261,341,065

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

Comprehensive Loss

For the year ended December 31, 2009 and 2008, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive loss has not been included herein.

Reclassification

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Recently Issued Accounting Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In October 2009, the FASB issued an Accounting Standards Update ("ASU") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

Total rent expense accrued to Mr. Tilton, the Company’s CEO for the year ended December 31, 2009 and 2008 was $4,500 and $18,000, respectively.

For additional related party transactions see Note 5.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

NOTE 3 – CONVERTIBLE DEBT

In 2007, the Company converted at total of $37,480 of accounts payable and $229,022 of officer compensation into convertible debt.  In addition, in 2008 the Company converted $35,000 of officer compensation into convertible debt.   In 2009, the convertible debt due to an officer was sold to a non-related party.  The convertible debt can be converted at the option of the debt holder into shares of the Company’s common stock at a 50% discount to the market price at the date of conversion.  During the year ended December 31, 2009, all of these convertible debentures were converted into common stock.

On September 21, 2009, the Company exchanged with a Holder 3,000 shares of its Series D preferred stock for a $301,250 convertible note, due March 21, 2010. The note accrues interest at 12% per annum. The balance of the note was $52,000 at December 31, 2009. The number of shares to be received on conversion is determined by multiplying the principal being converted by 1% times the number of months from January 1, 2004 through the conversion notice date. The conversion price is equal to the lesser of 70% of the closing bid price on the date of the notice of conversion by the Holder and $0.0192. The Company recorded a beneficial conversion feature liability on September 21, 2009, valued at $46,569, which was recorded against the face value of the note and is being amortized over the note’s term. The Company valued the beneficial conversion feature liability on September 21, 2009 with the following assumptions: (1) Exercise price of $0.0192, (2) Term of 0.5 years, (3) Volatility of 0% and (4) Risk-free rate of 0.15%. The value of the liability at December 31, 2009 was $35,476, and the change has been recorded through operations as a change in fair value of derivative liabilities in the amount of $11,094. The Company valued the beneficial conversion feature liability on December 31, 2009 with the following assumptions: (1) Exercise price of $0.00378, (2) Term of 0.25 years, (3) Volatility of 0% and (4) Risk-free rate of 0.20%.

NOTE 4 – NOTE PAYABLE

Notes payable consisted of the follows at December 31, 2009 and 2008:

	2009	2008

Note payable to investor; interest accrues at 12%; note is unsecured and due upon demand	$108,400	$25,000

Note payable to investor; interest accrues at 12%; note is unsecured and due upon demand	-	50,000

Note payable to investor; interest accrues at 18%; note is unsecured and due upon demand	10,000	10,000

Note payable to investor; interest accrues at 18%; note is unsecured and due upon demand	19,119	25,000

Note payable assumed in connection with purchase of Enhance Network Communication, Inc.	425,000	-

Note payable to shareholders of Stonewall Networks, Inc.; note is due on September 9, 2010	1,350,000	-

Note payable to shareholders of Enhance Network Communication, Inc.; note is due on September 9, 2010	1,000,000	-

Note payable to investor; note is unsecured; interest accrues at 8% and due March 31, 2010	182,440	-

Note payable to investor; note is unsecured; interest accrues at 8% and due June 15, 2010	100,000	-

Note payable to investor; note is unsecured; interest accrues at 8% and due December 31, 2008. Note is past due.	25,016	-

Note payable to investor; note is unsecured; interest accrues at 8% and due October 15, 2011	610,058	-

	$3,830,033	$110,000

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

NOTE 5 – NOTE PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the follows at December 31, 2009 and 2008:

	2009	2008

Note payable to officer; note is unsecured and does not accrue interest; due on December 31, 2009	$100,000	$-

Loan payable to company wholly owned by officer of Stonewall Networks, Inc.; interest accrues at Prime Rate plus 1%; note is unsecured and due upon demand	386,153	-

Note payable to employee of Stonewall Networks, Inc.; does not accrue interest; note is unsecured and due on demand	105,026	-

Note payable to company wholly owned by officer of Stonewall Networks, Inc.; does not accrue interest; note is unsecured and due on demand	61,439	-

Note payable to officer of Stonewall Networks, Inc.; does not accrue interest; note is unsecured and due on demand	18,075	-

Note payable to company wholly owned by officer of Enhance Network Communication, Inc.; does not accrue interest; note is unsecured and due on demand	10,100	-

	$680,793	$-

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

NOTE 6 – STOCKHOLDERS’ DEFICIT

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
Common Stock
The Company had the following transactions in its common stock.
For the year ended December 31, 2009, the Company issued:

●	59,636,299 shares of common stock for the for conversion of Series D stock and preferred stock dividends of $531,100 and $250,593, respectively;
●	415,500 shares of common stock for services valued at $9,310 (the value was determined the fair value of the Company’s stock at the date of issuance); and
●	91,972,792 shares of common stock for the conversion of convertible debt/notes payable of $2,336,919.

For the year ended December 31, 2008, the Company issued:

●	737,500 of common stock for the for conversion of Series D stock and preferred stock dividends of $7,000 and $1,260, respectively.

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

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

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

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

NOTE 7 – ACQUISITION

On September 17, 2009 the Company entered into a stock purchase agreement with Enhance Network Communication, Inc., a California corporation ("Enhance").  Enhance is an information technology company headquartered in Cupertino, California, that has developed a proprietary large enterprise network security technology designed for managing the information management requirements of network delivered government services. The Company purchased from the shareholders of Enhance 1,500 shares of common stock of Enhance, representing 100% of the outstanding capital stock of Enhance. The Company issued to the Enhance shareholders a note in the principal amount of $5,000,000 (the "Note"). $1,000,000 of the principal amount of the Note (the "Initial Principal Amount") will be due and payable on September 9, 2010. The Company's obligation to repay the remaining $4,000,000 principal amount of the Note (the "Final Principal Amount") is conditioned upon Enhance entering into a contract for its proprietary technology that contemplates the generation of at least $20,000,000 in revenue and $8,000,000 in gross margin prior to April 1, 2011 (the "Final Principal Amount Conditions"). If the Final Principal Amount Conditions are met, the Final Principal Amount will be due and payable on September 9, 2014. If the Final Principal Amount Conditions are not met, the Note shall be deemed paid in full and cancelled on April 1, 2011, subject to the payment of the Initial Principal Amount, interest thereon, and any other amounts due thereon. Interest on the Note accrues at the rate of 8% per annum commencing on September 9, 2009, with respect to the Initial Principal Amount and April 1, 2011 with respect to the Final Principal Amount, and is due and payable upon maturity of the Initial Principal Amount and Final Principal Amount (provided the Final Principal Amount Conditions are met) respectively. If the Final Principal Amount Conditions are met, the shareholders of Enhance will have the option to repurchase the 1,500 shares of common stock of Enhance for $5,000,000 in cash and the cancellation of the Note.   The Final Principal Amount of $4,000,000 is considered a contingent note and will not be recorded on the balance sheet until the Final Principal Amount Conditions are met.

The Company purchased Enhance as part of its strategy to build a portfolio of security and software solution companies.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$98,421
Accounts receivable	250,410
Property and equipment	16,024
Intangible asset	1,889,681
Accounts payable and accrued expenses	(429,536)
Notes payable	(825,000)
Purchase price	$1,000,000

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

The intangible asset is being amortized over 5 years using the straight line method.

On October 12, 2009, the Company entered into a stock purchase agreement, dated October 7, 2009 with Stonewall Networks, Inc., a Delaware corporation (“Stonewall”) and the shareholders of Stonewall. Stonewall is a development stage information technology security product company headquartered in Cary, North Carolina. Pursuant to the Purchase Agreement, on October 15, 2009, the Company purchased from the shareholders of Stonewall 3,720,000 shares of common stock and 5,924,243 shares of Series A preferred stock of Stonewall, representing 100% of the outstanding capital stock of Stonewall. The Company issued to the Stonewall shareholders notes in the aggregate principal amount of $1,350,000.

The Company purchased Stonewall as part of its strategy to build a portfolio of security and software solution companies.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$5,017
Prepaid expenses	2,883
Property and equipment	1,724
Intangible asset	3,226,126
Accounts payable and accrued expenses	(669,308)
Notes payable	(1,216,442)
Purchase price	$1,350,000

The intangible asset is being amortized over 5 years using the straight line method.

The following pro forma financial information presents the consolidated operations of the Company as if the above mentioned acquisitions had occurred on January 1, 2008.

For the years ended December 31, 2009 and 2008:

	2009	2008

Revenues	$839,844	$1,143,297
Gross profit	$462,786	$356,087
Loss from operations	$(1,772,076)	$(1,929,197)
Net loss	$(2,530,762)	$(2,242,480)
Net loss attributed to common stockholders	$(2,810,865)	$(2,529,295)
Loss per share	$(0.06)	$(0.25)

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

NOTE 8 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2009 and 2008 are as follows:

	December 31,	December 31,
	2009	2008
Deferred tax assets:
Federal net operating loss	$2,246,000	$1,760,000
State net operating loss	341,000	266,000

Total deferred tax assets	2,587,000	2,026,000
Less valuation allowance	(2,587,000)	(2,026,000)

	$-	$-

At December 31, 2009, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $6,605,000 and $6,826,000, respectively. NOLs could, if unused, expire in varying amounts in the years 2018 through 2020.

The valuation allowance increased by $561,000 and $134,000 during 2009 and 2008, respectively. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2009 and 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2009 and 2008 is as follows:

	2009		2008

Federal income tax rate	(34.0%	)	(34.0%	)
State tax, net of federal benefit	(5.0%	)	(5.0%	)
Increase in valuation allowance	39.0%		39.0%
Effective income tax rate	0.0%		0.0%

Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company’s executive and administrative office is located in Louisville, Kentucky. These premises are owned by James D. Tilton, Jr., the Company’s chief executive officer. Through June 30, 2003, he did not charge the company any rent for our use of these premises. Starting July 1, 2003, he has charged the company $1,250 per month for its use of these premises, and during 2005 increased it to $1,500 per month.  Since August 2006, the Company has not been able to pay any rent. From June 2008 through July 2009, we moved to a space on Riverbend Drive in Ludlow, Kentucky. Rent was $1,500 per month, and Mr. Tilton paid the monthly rent on behalf of the Company. Total rent expense accrued to Mr. Tilton for the year ended December 31, 2009 and 2008 was $4,500 and $18,000, respectively.

The Company’s subsidiary, Enhance Network Communication, Inc., rents 642 square feet of office space for its main corporate office in San Jose, California on a lease that runs through April 30, 2010.  The amount of future lease payments due from July 1, 2009 through April 30, 2010 under this agreement is $11,880.

The Company’s subsidiary, Stonewall Networks, Inc., rented shared office space on a lease that ran through October 31, 2008.  The Company then made arrangements for its employees to work from home until it signed a new one-year lease that started on November 9, 2009. Future monthly rent under this new lease is $840. Total rent expense under the new lease will be $10,080.

Rent expense recorded in the financial statements for the years ended December 31, 2009 and 2008 was approximately $24,700 and $18,000, respectively.

See Note 7 for disclosure of contingent liabilities in the amount of $4,000,000 related to the acquisition of Enhance Network Communication, Inc.

NOTE 10 – SUBSEQUENT EVENTS

On February 26, 2010, the Company exchanged with a Holder 2,000 of its Series D preferred stock for a convertible promissory note in the amount of $201,250. The note is due August 26, 2010 and bears interest at 12% per annum. The number of shares to be received on conversion is determined by multiplying the principal being converted by 1% times the number of months from January 1, 2004 through the conversion notice date. The conversion price is equal to the lesser of 70% of the closing bid price on the date of the notice of conversion by the Holder and $0.0192.