Form 10-Q
period 2010-03-31
NUMOBILE, INC.
filed 2010-05-17
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission File Number: 000-30949

NUMOBILE, INC.
2520 South Third Street, Suite 206
Louisville, Kentucky 40208
(502) 636-2807

Incorporated in Nevada	I.R.S. Employer Identification No. 61-1342734

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of May 17, 2010 there were 427,156,387 shares of common stock were outstanding.

NUMOBILE, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

NUMOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$160,689	$177,436
Accounts receivable	29,615	130,171
Prepaid expenses	840	840

TOTAL CURRENT ASSETS	191,144	$308,447

PROPERTY AND EQUIPMENT, net	13,125	14,277
INTANGIBLE ASSETS, net	4,539,293	4,811,618
LOANS RECEIVABLE	56,000	50,000

TOTAL ASSETS	$4,799,562	$5,184,342

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash overdraft	$-	$22,249
Convertible debt, net of discounts of $365,474 and $23,156, respectively	106,800	28,844
Notes payable - related parties	1,166,446	680,793
Notes payable	3,578,074	3,830,033
Accounts payable and accrued expenses	715,858	1,049,937
Due to related party	7,295	7,295
Dividends payable	989,814	996,189
Accrued derivative liability	1,635,074	1,313,307
Preferred stock; Series A; $0.001 par value; 5,000 shares authorized;
2,656 and 2,656 shares issued and outstanding	265,600	265,600
Preferred stock; Series D convertible; $0.001 par value; 25,000 shares authorized;
7,034 and 9,034 shares issued and outstanding	703,400	903,400
Preferred stock; Series E convertible; $0.001 par value; 25,000 shares authorized;
2,418 and 2,418 shares issued and outstanding	241,800	241,800

TOTAL CURRENT LIABILITIES	9,410,161	9,339,447

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock; Series B; $0.001 par value; 100,000 shares authorized;
0 and 0 shares issued and outstanding	-	-
Preferred stock; Series C; $0.001 par value; 12,000,000 shares authorized;
5,000 and 5,000 shares issued and outstanding	5	5
Common stock; $0.001 par value; 5,000,000,000 shares authorized;
318,187,626 and 162,069,338 shares issued and outstanding	318,187	162,069
Additional paid-in capital	5,896,235	5,234,872
Accumulated deficit	(10,825,026)	(9,552,051)

TOTAL STOCKHOLDERS' DEFICIT	(4,610,599)	(4,155,105)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,799,562	$5,184,342

The accompanying notes are an integral part of these consolidated financial statements.

NUMOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009

REVENUES	$88,840	$809

COST OF REVENUE	50,854	-

GROSS PROFIT	37,986	809

OPERATING EXPENSES
General and adminstative	278,424	52,904
Depreciation and amortization	273,477	-

TOTAL OPERATING EXPENSES	551,901	52,904

LOSS FROM OPERATIONS	(513,915)	(52,095)

OTHER INCOME (EXPENSE)
Interest expense and financing costs	(233,551)	(4,500)
Change in accrued derivative liability	164,313	(25,890)
Loss on conversion of debt to equity	(638,903)	-

TOTAL OTHER INCOME (EXPENSE)	(708,141)	(30,390)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,222,056)	(82,485)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(1,222,056)	(82,485)

PREFERRED STOCK DIVIDENDS	(50,919)	(76,301)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(1,272,975)	$(158,786)

NET LOSS PER SHARE ATTRIBUTED TO COMMON
STOCKHOLDERS - BASIC AND DILUTED:	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	232,895,355	10,529,110

The accompanying notes are an integral part of these consolidated financial statements.

NUMOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2010
AND YEAR ENDED DECEMBER 31, 2009
(unaudited)

					Additional		Total
	Series C		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2009	5,000	$5	162,069,338	$162,069	$5,234,872	$(9,552,051)	$(4,155,105)

Common stock issued for conversion of Series D preferred stock and preferred stock dividends			50,435,516	50,435	217,616		268,051
Accrued preferred stock dividends						(50,919)	(50,919)
Conversion of debt to equity			105,682,772	105,683	443,747		549,430
Net loss						(1,222,056)	(1,222,056)

Balance, March 31, 2010	5,000	$5	$318,187,626	$318,187	$5,896,235	$(10,825,026)	$(4,610,599)

The accompanying notes are an integral part of these consolidated financial statements.

NUMOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

	2010	2009

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,222,056)	$(82,485)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	273,477	-
Amortization of debt discount	128,802	-
Change in accrued derivative liability	(164,313)	25,890
Non-cash financing charge	14,960	-
Loss on convertion of debt to equity	638,903	-
Changes in operating assets and liabilities:
Accounts receivable	100,556	11,874
Accounts payable and accrued expenses	86,694	-
Accrued compensation - related party	84,067	8,662

Net cash used in operating activities	(58,910)	(36,059)

CASH FLOW FROM INVESTING ACTIVITIES:
Advances towards loans receivable	(6,000)	-

Net cash used in financing activities	(6,000)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from notes payable	140,000	18,500
Payments on notes payable	(91,837)	-

Net cash provided by financing activities	48,163	18,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	(16,747)	(17,559)

CASH AND CASH EQUIVALENTS, Beginning of period	177,436	17,620

CASH AND CASH EQUIVALENTS, End of period	$160,689	$61

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of debentures/notes payable to common stock	$549,430	$12,182
Conversion of Series D & E dividends to common stock	$57,294	$558
Conversion of Series A, D & E preferred stock to common stock	$109,650	$3,100
Conversion of accrued payroll liability to promissory note	$523,844	$-

The accompanying notes are an integral part of these consolidated financial statements.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2010

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred a net loss of $1,172,113, used cash for operations of $58,910 for the three months ended March 31, 2010, has an accumulated deficit of $10,825,026 as of March 31, 2010 and has a working capital deficit of $9,219,017 as of March 31, 2010.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that it can continue to raise equity or debt financing to support its operations or find an acquisition candidate to complete a merger. Management believes that this could cause additional dilution to its shares of common stock. During September 2009, the Company acquired, through a stock purchase, Enhance Network Communication, Inc., which has developed a proprietary large enterprise network security technology designed for managing the information management requirements of network delivered government services.  During October 2009, the Company also acquired, through a stock purchase, Stonewall Networks, Inc. which has developed a proprietary software solution for mobile network security, including an innovative security policy management product for enterprise customers. The Company continues to exercise efforts to settle its debt in shares of its common stock and raise additional capital.

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

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2010

Stock Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were no options outstanding as of March 31, 2010.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.  As of March 31, 2010, the Company used estimates in determining accrued expenses, the value of stock based compensation issued for services and the value of the accrued derivative liability. Actual results could differ from these estimates.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and convertible debt, the carrying amounts approximate their fair values due to their short maturities.

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
For the Three Months Ended March 31, 2010

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at March 31, 2010.

Description	Level 1	Level 2	Level 3

Liabilities
Accrued derivative liability	-	$1,635,074	-

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
For the Three Months Ended March 31, 2010

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

Computer equipment	5 years
Office furniture and fixtures	7 years
Office equipment	5 years

The following are the details of property and equipment:

	March 31,	December 31,
	2010	2009

Computer equipment	$7,459	$9,418
Office furniture and fixtures	633	705
Office equipment	6,185	7,625
Total	14,277	17,748

Less accumulated depreciation	(1,152)	(3,471)

	$13,125	$14,277

Intangible Assets

Intangible assets consist of capitalized software development costs, and purchased technology in connection with the acquisition of Enhance Network Communication, Inc. and Stonewall Networks, Inc. in 2009.  The Company evaluates intangible assets for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets is measured by comparing its net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2010

The following are the details of intangible assets:

	March 31,	December 31,
	2010	2009

Software	$485,078	$485,078
Purchased technology	4,638,049	4,638,049
Total	5,123,127	5,123,127

Less Accumulated amortization	(583,834)	(311,509)

Intangibles, net	$4,539,293	$4,811,618

Impairment of Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of March 31, 2010 and December 31, 2009, there was no significant impairment of its long-lived assets.

Accrued Derivative Liability

The convertible debt and the Series A, D and E preferred stock can be converted into common stock at a conversion price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate. The Company has bifurcated the beneficial conversion features embedded in its convertible debentures and preferred stock and convertible debt and has recorded the fair value of these beneficial conversion features as a current liability.

Convertible Preferred Stock and Convertible Debt

The Company’s Series A, D and E preferred stock and convertible debt are presented as a current liability since the Company has financial instruments that are convertible into common stock at a conversion price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate and the Company does not have enough authorized shares to satisfy the conversion of its convertible preferred stock.

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

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2010
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

Loss Per Share

The Company reports loss per share in accordance with ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2010 and 2009 because the effect would have been anti-dilutive:

	2010	2009
Common stock issuable (approximate) upon conversion of convertible debt	217,430,366	40,937,750

Common stock issuable (approximate) upon conversion of preferred stock	619,987,810	267,732,101

Comprehensive Loss

For the three months ended March 31, 2010 and 2009, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive loss has not been included herein.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2010

Reclassification

Certain reclassifications have been made to the 2009 balances to conform to the 2010 presentation.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-15 ("ASU 2009-15") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU will not have a significant impact on the Company’s financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2010

NOTE 2 – RELATED PARTY TRANSACTIONS

Total rent expense accrued to Mr. Tilton, the Company’s CEO for the three months ended March 31, 2010 and 2009 was approximately $4,500 and $4,500, respectively.

For additional related party transactions see Note 5.

NOTE 3 – CONVERTIBLE DEBT

On September 21, 2009, the Company exchanged with a Holder 3,000 shares of its Series D preferred stock for a $301,250 convertible note, due March 21, 2010. The note accrues interest at 12% per annum. The remaining balance of the note of $52,000 was converted into 26,171,764 shares of the Company’s common stock during the three months ended March 31, 2010.

On February 18, 2010, the Company entered into a convertible debenture for cash proceeds of $50,000. The debenture matures on August 18, 2010 and bears interest at 8% per annum. The holder is entitled, at its options, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, at a price per share equal to 50% of the lowest closing bid price for the preceding 10 days prior to the Company receiving notice of conversion. On February 18 and March 31, 2010, the debenture was convertible into 31,250,000 and 24,634,146 shares of the Company’s common stock, respectively. The Company has complied with the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of the embedded conversion option liability associated with the debenture. The initial fair value of the conversion option feature was estimated at $50,045 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at February 18, 2010 in connection with this debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.18%, and (4) expected life of 0.50 years. The fair value of the conversion option feature at March 31, 2010 was $61,643. The Company recorded the change of $11,598 in its accompanying statements of operations for the three months ended March 31, 2010 as change in accrued derivative liability. The assumptions used in the Black-Scholes option pricing model at March 31, 2010 in connection with this debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.24%, and (4) expected life of 0.39 years. On March 31, 2010, the entire $50,000 balance remained outstanding. Interest expense on this debenture for the three months ended March 31, 2010 was $500. Interest expense arising from amortization of debt discounts on this debenture amounted to $11,236 during the three months ended March 31, 2010.

On March 3, 2010, the Company entered into a convertible debenture for cash proceeds of $90,000, which is in addition to a convertible debenture outstanding with the same holder in the amount of $182,440. The entire $272,440 debenture matures on September 30, 2010 and bears interest at 8% per annum. The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, at a price per share equal to 50% of the closing bid price of the common stock on the date that the Company receives notice of conversion. On March 3 and March 31, 2010, the entire debenture was convertible into 70,872,840 and 116,513,600 shares of the Company’s common stock, respectively. The initial fair value of the conversion option feature was estimated at $287,354 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at March 3, 2010 in connection with this debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.19%, and (4) expected life of 0.59 years. The fair value of the conversion option feature at March 31, 2010 was $291,639. The Company recorded the change of $4,285 in its accompanying statements of operations for the three months ended March 31, 2010 as change in accrued derivative liability. The assumptions used in the Black-Scholes option pricing model at March 31, 2010 in connection with this debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.24%, and (4) expected life of 0.51 years. On March 31, 2010, the entire $90,000 plus the $182,440 previous balance remained outstanding. Interest expense on this debenture for the three months ended March 31, 2010 was $4,249. Interest expense arising from amortization of debt discounts on this debenture amounted to $36,153 during the three months ended March 31, 2010.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2010

On February 26, 2010, the Company exchanged 2,000 shares, or $200,000 plus $1,250 of accrued dividends of its Series D preferred stock for a convertible promissory note with a principal amount of $201,250. The note matures on August 26, 2010 and bears interest at 12% per annum. The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, as is determined by dividing (i) the sum f (A) the outstanding amount, plus (B) an amount equal to 1% of the outstanding amount multiplied by the number of months elapsed from January 20, 2004 until the date of conversion by (ii) the conversion price at that time. The Conversion price means the lesser of 70% of the closing bid price or (ii) $0.0192. On February 26 and March 31, 2010, the note was convertible into 115,000,000 and 76,282,620 shares of the Company’s common stock, respectively. The initial fair value of the conversion option feature was estimated at $148,680 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at February 26, 2010 in connection with this debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.19%, and (4) expected life of 0.50 years. The fair value of the conversion option feature at March 31, 2010 was $114,687. The Company recorded the change of $33,993 in its accompanying statements of operations for the three months ended March 31, 2010 as change in accrued derivative liability. The assumptions used in the Black-Scholes option pricing model at March 31, 2010 in connection with this debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.24%, and (4) expected life of 0.41 years. During the three months ended March 31, 2010, the holder converted $51,416 of the note into 24,000,087 shares of the Company’s common stock. Interest expense on this note for the three months ended March 31, 2010 was $4,495. Interest expense arising from amortization of debt discounts on this debenture amounted to $58,167 during the three months ended March 31, 2010.

NOTE 4 – NOTE PAYABLE

Notes payable consisted of the follows at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Note payable to investor; interest accrues at 12%; note is unsecured and due upon demand	$108,400	$108,400

Note payable to investor; interest accrues at 18%; note is unsecured and due upon demand	10,000	10,000

Note payable to investor; interest accrues at 18%; note is unsecured and due upon demand	-	19,119

Note payable assumed in connection with purchase of Enhance Network Communication, Inc.	425,000	425,000

Note payable to shareholders of Stonewall Networks, Inc.; note is due on September 9, 2010	1,350,000	1,350,000

Note payable to shareholders of Enhance Network Communication, Inc.; note is due on September 9, 2010	949,600	1,000,000

Note payable to investor; note is unsecured; interest accrues at 8% and due March 31, 2010	-	182,440

Note payable to investor; note is unsecured; interest accrues at 8% and due June 15, 2010	100,000	100,000

Note payable to investor; note is unsecured; interest accrues at 8% and due December 31, 2008. Note is past due.	25,016	25,016

Note payable to investor; note is unsecured; interest accrues at 8% and due October 15, 2011	610,058	610,058

	$3,578,074	$3,830,033

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2010

NOTE 5 – NOTE PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the follows at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Note payable executed in January 2010 to officer of Stonewall Networks, Inc. converted from accrued payroll; note is unsecured and accrued interest at 8% per annum; due on demand	$300,000	$-

Note payable executed in January 2010 to officer of Stonewall Networks, Inc. converted from accrued payroll; note is unsecured and accrued interest at 8% per annum; due on demand	223,844	-

Note payable to officer; note is unsecured and does not accrue interest; due on December 31, 2009	100,000	100,000

Loan payable to company wholly owned by officer of Stonewall Networks, Inc.; interest accrues at Prime Rate plus 1%; note is unsecured and due upon demand	389,399	386,153

Note payable to employee of Stonewall Networks, Inc.; does not accrue interest; note is unsecured and due on demand	102,026	105,026

Note payable to company wholly owned by officer of Stonewall Networks, Inc.; does not accrue interest; note is unsecured and due on demand	49,594	61,439

Note payable to officer of Stonewall Networks, Inc.; does not accrue interest; note is unsecured and due on demand	1,583	18,075

Note payable to company wholly owned by officer of Enhance Network Communication, Inc.; does not accrue interest; note is unsecured and due on demand	-	10,100

	$1,166,446	$680,793

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

On January 7, 2004, the Company affected a one-for-ten reverse stock split of its common stock. On January 20, 2006, the Company authorized a one for fifty reverse stock split of its common stock. On June 1, 2009, the Company authorized a one for one hundred sixty (160) reverse stock splits of its common stock. All share information for common shares has been retroactively restated for these two reverse stock splits.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2010

Common Stock

The Company had the following transactions in its common stock.

For the three months ended March 31, 2010, the Company issued:

●	50,435,516 shares of common stock for the for conversion of Series D stock and preferred stock dividends of $109,650 and $57,294, respectively;

●	105,682,772 shares of common stock for the conversion of convertible debt/notes payable of $122,535.
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

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2010

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company’s executive and administrative office is located in Louisville, Kentucky. These premises are owned by James D. Tilton, Jr., the Company’s chief executive officer. Through June 30, 2003, he did not charge the company any rent for our use of these premises. Starting July 1, 2003, he has charged the company $1,250 per month for its use of these premises, and during 2005 increased it to $1,500 per month.  Since August 2006, the Company has not been able to pay any rent. From June 2008 through July 2009, we moved to a space on Riverbend Drive in Ludlow, Kentucky. Rent was $1,500 per month, and Mr. Tilton paid the monthly rent on behalf of the Company. Total rent expense accrued to Mr. Tilton for the three months ended March 31, 2010 and 2009 was $4,500 and $4,500, respectively.

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

Rent expense recorded in the financial statements for the three months ended March 31, 2010 and 2009 was approximately $11,582 and $4,500, respectively.

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

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2010

NOTE 8 – SUBSEQUENT EVENTS

On May 3, 2010, the Company filed an amendment to the Company certificate of designation of its Class A Preferred Stock. Pursuant to the amendment:

●	All accrued but unpaid dividends payable to the holders of Class A Preferred Stock were eliminated.

●	The right of the holders of the Class A Preferred Stock to receive future dividends was eliminated.

●	The holders of the Class A Preferred Stock will own 51% of the voting power of the shareholders of the Company.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the year ended December 31, 2009 included in the Company’s Form 10-K filed on April 8, 2010. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any other interim period of any future year.

This Quarterly Report on Form 10-Q and the information incorporated by reference may include “forward-looking statements” All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward-looking statements.

The following discussion should be read in conjunction with NuMobile’s financial statements and the related notes included in this Form 10-Q included elsewhere in this Quarterly Report.

Overview

We were organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc. Effective May 18, 2004, we changed our name to Phoenix Interests, Inc. and effective July 14, 2009 we changed our name to NuMobile,Inc. In connection with this latter name change, our stock ticker symbol on the Over-the-Counter Bulletin Board was changed from “PXIT” to “NUBL.” Our prior business operations consisted of purchasing, training and selling of thoroughbred horses. We have recently launched a new business strategy to create a comprehensive and global mobile computing technology business.

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

Operating Results for the Three Months Ended March 31, 2010 and 2009

Revenues.      Our revenues for the three months ended March 31, 2010 and 2009 were $88,840 and $809, respectively. The increase in revenue in 2010 is primarily the result of revenue earned from our two subsidiaries, Enhance Network Communication, Inc. and Stonewall Networks, Inc., acquired in the second and third quarters of 2009 subsequent to their respective acquisition dates.

Operating Expenses.      Our operating expenses for the three months ended March 31, 2010 and 2009, were $551,901 and $52,904, respectively.  The increase from 2009 to 2010 is primarily the result of the operational expenses incurred from our two recently acquired subsidiaries, Enhance Network Communication, Inc. and Stonewall Networks, Inc. subsequent to their respective acquisition dates.

Interest Expense and Financing Costs.       Our interest expense and financing costs for the three months ended March 31, 2010 and 2009 were $233,551 and $4,500, respectively.  The increase in the interest expense and financing costs is the result of increased borrowings and interest incurred from existing borrowings assumed from the acquisition of Enhance Network Communication, Inc. and Stonewall Networks, Inc.

Change in Accrued Derivative Liability.   Change in accrued derivative liability for the three months ended March 31, 2010 and 2009 was $164,313 and $(25,890), respectively. The change in derivative liability is directly related to the change in the accrued derivative liability balance which fluctuates based fair value.

Loss on conversion of debt to equity.   Loss on conversion of debt to equity for the three months ended March 31, 2010 and 2009 was $638,903 and $0, respectively. This amount represents the excess of the fair value of the stock issued over the carrying value of the debt that was converted.

Net (Loss).       Our net loss for the three months ended March 31, 2010 and 2009 was $1,222,056 and $82,485, respectively.  The difference is principally due to the loss on conversion of debt to equity, increased in interest and financing costs due to the increase in the notes payable outstanding balance, and the depreciation and amortization expense on purchased equipment and intangibles.

Changes In Balance Sheet.       We had current assets of $191,144 at March 31, 2010.  We had total assets of $4,849,962 at March 31, 2010, total liabilities of $9,460,561 at March 31, 2010 and stockholders’ (deficit) of ($4,610,599) at March 31, 2010.

Liquidity, Capital Resources and Cash Requirements.      During the three months ended March 31, 2010 net cash used in operating activities was $58,910 as compared to $36,059 for the three months ended March 31, 2009.  During the three months ended March 31, 2010, net cash used in investing was $6,000 towards payments on loans receivables.  Net cash provided by financing activities during the three months ended March 31, 2010 and 2009 was $48,163 and $18,500, respectively, primarily as a result of the net proceeds from notes payable.

As a result of the above, as of March 31, 2010, we had a cash position of $160,689.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.   Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer (“CEO”), who also serves as the Company’s Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company.

Item 1A.  Risk Factors

There have been no material changes from the disclosure provided in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, the Company issued 50,435,516 shares of common stock upon conversion of and as dividends on its Series D Preferred Stock in the amounts of $109,650 and $57,294, respectively.

During the three months ended March 31, 2010, the Company issued 105,682,772 shares of common stock upon conversion of convertible debt and notes in the amount of $122,535.

On February 18, 2010, the Company issued and sold a convertible debenture in the principal amount of $50,000, convertible into common stock at price per share equal to 50% of the lowest closing bid price for the preceding 10 days prior to the Company receiving notice of conversion.

On March 3, 2010, the Company issued and sold a convertible debenture in the principal amount of $90,000, convertible into shares of the Company’s common stock, at a price per share equal to 50% of the closing bid price of the common stock on the date that the Company receives notice of conversion.

In connection with the foregoing, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   [Removed and Reserved.]

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

No.	Description

31.1	Certification of the Principal Executive Officer and Principal Financial Officer under 18 U.S.C. section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer under 18 U.S.C. section 1350, as adopted in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NUMOBILE, INC.

	By:	/s/ James D. Tilton, Jr.
James D. Tilton, Jr.
Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)
Dated: May 17, 2010