Form 10-Q
period 2010-06-30
NUMOBILE, INC.
filed 2010-08-18
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      ☐           No  ☒

As of August 17, 2010 there were 710,528,604 shares of common stock outstanding.

NUMOBILE, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
NUMOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$191,956	$177,436
Accounts receivable	15,140	130,171
Prepaid expenses	907	840
TOTAL CURRENT ASSETS	208,003	$308,447

PROPERTY AND EQUIPMENT, net	11,962	14,277
INTANGIBLE ASSETS, net	4,266,966	4,811,618
LOANS RECEIVABLE	56,000	50,000

TOTAL ASSETS	$4,542,931	$5,184,342

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash overdraft	$-	$22,249
Accounts payable and accrued expenses	889,806	1,057,232
Due to related party	48,469	-
Convertible debt, net of discounts of $0 and $0 - related party	100,000	100,000
Convertible debt, net of discounts of $311,843 and $23,156, respectively	335,405	28,844
Notes payable - related parties	1,054,763	580,793
Notes payable	2,948,074	3,830,033
Dividends payable	659,973	996,189
Accrued derivative liability	2,113,158	1,313,307
Preferred stock; Series A; $0.001 par value; 5,000 shares authorized;
0 and 2,656 shares issued and outstanding	-	265,600
Preferred stock; Series D convertible; $0.001 par value; 25,000 shares authorized;
13,618 and 9,034 shares issued and outstanding	986,800	903,400
Preferred stock; Series E convertible; $0.001 par value; 25,000 shares authorized;
4,918 and 2,418 shares issued and outstanding	366,800	241,800

TOTAL CURRENT LIABILITIES	9,503,248	9,339,447

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock; Series A; $0.001 par value; 5,000 shares authorized;
2,656 and 0 shares issued and outstanding	3	-
Preferred stock; Series B; $0.001 par value; 100,000 shares authorized;
0 and 0 shares issued and outstanding	-	-
Preferred stock; Series C; $0.001 par value; 12,000,000 shares authorized;
5,000 and 5,000 shares issued and outstanding	5	5
Common stock; $0.001 par value; 5,000,000,000 shares authorized;
586,249,507 and 162,069,338 shares issued and outstanding	586,249	162,069
Additional paid-in capital	5,783,226	5,234,872
Accumulated deficit	(11,329,800)	(9,552,051)

TOTAL STOCKHOLDERS' DEFICIT	(4,960,317)	(4,155,105)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,542,931	$5,184,342

The accompanying notes are an integral part of these consolidated financial statements.

NUMOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

REVENUE	$185,104	$801	$273,944	$1,610

COST OF REVENUE	128,451	-	179,305	-

GROSS PROFIT	56,653	801	94,639	1,610

OPERATING EXPENSES
General and adminstative	409,751	56,891	688,175	109,795
Depreciation and amortization	273,487	-	546,964	-

TOTAL OPERATING EXPENSES	683,238	56,891	1,235,139	109,795

LOSS FROM OPERATIONS	(626,585)	(56,090)	(1,140,500)	(108,185)

OTHER INCOME (EXPENSE)
Interest expense and financing costs	(400,781)	(5,000)	(634,332)	(9,500)
Change in accrued derivative liability	926	9,100	165,239	(16,790)
Loss on conversion of debt to equity	200,808	-	(438,095)	-
Gain on forgiveness of debt	22,249	-	22,249	-

TOTAL OTHER INCOME (EXPENSE)	(176,798)	4,100	(884,939)	(26,290)

LOSS BEFORE PROVISION FOR INCOME TAXES	(803,383)	(51,990)	(2,025,439)	(134,475)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(803,383)	(51,990)	(2,025,439)	(134,475)

PREFERRED STOCK DIVIDENDS	(54,983)	(76,164)	(105,902)	(152,465)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(858,366)	$(128,154)	$(2,131,341)	$(286,940)

NET LOSS PER SHARE ATTRIBUTED TO COMMON
STOCKHOLDERS - BASIC AND DILUTED:	$(0.00)	$(0.01)	$(0.00)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	338,461,596	13,880,087	442,867,768	12,213,858

The accompanying notes are an integral part of these consolidated financial statements.

NUMOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2010
 (unaudited)

							Additional		Total
	Series A		Series C		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2009	-	$-	5,000	$5	162,069,338	$162,069	$5,234,872	$(9,552,051)	$(4,155,105)

Reclassification of Series A preferred stock arising from change in control	2,656	$3					$265,597		265,600
Cancellation of dividends in arrears on Series A preferred stock								$353,592	353,592
Common stock issued for conversion of Series D preferred stock and preferred stock dividends					62,228,158	62,228	117,897		180,125
Fair value of conversion option liability upon issuance of
Series D & E preferred stock							(262,090)		(262,090)
Accrued preferred stock dividends								(105,902)	(105,902)
Conversion of debt to equity					361,952,011	361,952	426,950		788,902
Net loss								(2,025,439)	(2,025,439)

Balance, June 30, 2010	2,656	$3	5,000	$5	$586,249,507	$586,249	$5,783,226	$(11,329,800)	$(4,960,317)

The accompanying notes are an integral part of these consolidated financial statements.

NUMOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

	2010	2009

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,025,439)	$(134,475)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	546,967	-
Amortization of debt discount	404,070	-
Bad debt expense	1,226	-
Change in accrued derivative liability	(165,239)	16,790
Non-cash financing charge	20,243	-
Loss on convertion of debt to equity	438,095	-
Gain on forgiveness of debt	(22,249)	-
Common stock issued for services	-	4,310
Changes in operating assets and liabilities:
Accounts receivable	113,805	-
Prepaid expenses	(66)	-
Accounts payable and accrued expenses	370,136	21,023
Due to related party	48,469	-

Net cash used in operating activities	(269,982)	(92,352)

CASH FLOW FROM INVESTING ACTIVITIES:
Advances towards loans receivable	(6,000)	-

Net cash used in financing activities	(6,000)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from notes payable	450,000	81,400
Payments on notes payable	(159,498)	-

Net cash provided by financing activities	290,502	81,400

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,520	(10,952)

CASH AND CASH EQUIVALENTS, Beginning of period	177,436	17,620

CASH AND CASH EQUIVALENTS, End of period	$191,956	$6,668

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of debentures/notes payable to common stock	$788,902	$80,166
Conversion of preferred stock and dividends to common stock	$180,125	$11,098
Cancellation of dividends in arrears of Series A preferred stock	$353,592	$-
Conversion of accrued payroll liability to promissory note	$523,844	$-
Conversion of note payable to Series D & E preferred stock	$500,000	$-

The accompanying notes are an integral part of these financial statements.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2010

NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred a net loss of $2,025,439, used cash for operations of $269,982 for the six months ended June 30, 2010, has an accumulated deficit of $11,329,800 as of June 30, 2010 and has a working capital deficit of $9,295,245 as of June 30, 2010.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that it can continue to raise equity or debt financing to support its operations or find an acquisition candidate to complete a merger. Management believes that this could cause additional dilution to its shares of common stock. During September 2009, the Company acquired, through a stock purchase, Enhance Network Communication, Inc., which has developed a proprietary large enterprise network security technology designed for managing the information management requirements of network delivered government services.  During October 2009, the Company also acquired, through a stock purchase, Stonewall Networks, Inc. which has developed a proprietary software solution for mobile network security, including an innovative security policy management product for enterprise customers. The Company continues to exercise efforts to settle its debt in shares of its common stock and raise additional capital.

Stock Splits

On January 7, 2004, the Company effected a one-for-ten (1 for 10) reverse stock split of its common stock.  On January 20, 2006, the Company effected a one-for-fifty (1 for 50) reverse stock split of its common stock.  On June 1, 2009, the Company effected a one-for-one hundred sixty (1 for 160) reverse stock split of its common stock. All share information for common shares has been retroactively restated for these three reverse stock splits.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2010

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.  As of June 30, 2010, the Company used estimates in determining accrued expenses, the value of stock based compensation issued for outside services and the value of the accrued derivative liability. Actual results could differ from these estimates.

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2010

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at June 30, 2010.

Description	Level 1	Level 2	Level 3

Liabilities

Accrued derivative liability	-	$2,113,158	-

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
For the Six Months Ended June 30, 2010

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

Computer equipment	5 years
Office furniture and fixtures	7 years
Office equipment	5 years

The following are the details of property and equipment:

	June 30,	December 31,
	2010	2009

Computer equipment	$9,413	$9,418
Office furniture and fixtures	705	705
Office equipment	7,630	7,625
Total	17,748	17,748

Less accumulated depreciation	(5,786)	(3,471)

	$11,962	$14,277

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

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2010

The following are the details of intangible assets:

	June 30,	December 31,
	2010	2009

Software	$485,078	$485,078
Purchased technology	4,638,049	4,638,049
Total	5,123,127	5,123,127

Less Accumulated amortization	(856,161)	(311,509)

Intangibles, net	$4,266,966	$4,811,618

Impairment of Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of June 30, 2010 and December 31, 2009, there was no significant impairment of its long-lived assets.

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

Convertible Preferred Stock and Convertible Debt

As of June 30, 2010, the Company’s Series D and E preferred stock and convertible debt are presented as a current liability since the Company has financial instruments that are convertible into common stock at a conversion price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate and the Company does not have enough authorized shares to satisfy the conversion of its convertible preferred stock.

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
For the Six Months Ended June 30, 2010

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

Loss Per Share

The Company reports loss per share in accordance with ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  The following potential common shares have been excluded from the computation of diluted net loss per share for the six months ended June 30, 2010 and 2009 because the effect would have been anti-dilutive:

	2010	2009
Common stock issuable (approximate) upon conversion of convertible debt	1,612,579,738	31,644,333
Common stock issuable (approximate) upon conversion of preferred stock	3,702,255,048	243,354,058

Comprehensive Loss

For the six months ended June 30, 2010 and 2009, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive loss has not been included herein.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2010

Reclassification

Certain reclassifications have been made to the 2009 balances to conform to the 2010 presentation.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-15 ("ASU 2009-15") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU No. 2010-06 that relate to the Level 3 activity disclosures are effective for the annual reporting period beginning after December 15, 2010. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2011. Based on the initial evaluation, the Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2010

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company has a number of notes payable outstanding to related parties. See Note 5.

NOTE 3 – CONVERTIBLE DEBT

On September 21, 2009, the Company exchanged with a Holder 3,000 shares of its Series D preferred stock for a $301,250 convertible note, due March 21, 2010. The note accrues interest at 12% per annum. The remaining balance of the note of $52,000 was converted into 26,171,764 shares of the Company’s common stock during the six months ended June 30, 2010.

On October 9, 2009, in consideration for compensation earned, the Company issued two unsecured notes payable to Jim Tilton, the Company’s President and Chief Executive Officer in the amount of $50,000 each, for a total principal amount of $100,000. The notes bear interest at 8% per annum and were due and payable on or before December 31, 2009.  Principal and accrued and unpaid interest on the notes are convertible at the option of the holder at 50% of the closing price of the Company’s common stock on the date of conversion. The notes have been classified as convertible debt, related party in the accompanying balance sheets. The balance of the conversion option liability associated with these notes was $100,000 and $100,000 and June 30, 2010 and December 31, 2009, respectively. On June 30, 2010, the notes were convertible into a total of 2,000,000 shares of common stock.

On February 18, 2010, the Company entered into a convertible debenture for cash proceeds of $50,000. The debenture matures on August 18, 2010 and bears interest at 8% per annum. The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, at a price per share equal to 50% of the lowest closing bid price for the preceding 10 days prior to the Company receiving notice of conversion. On February 18 and June 30, 2010, the debenture was convertible into 31,250,000 and 128,750,000 shares of the Company’s common stock, respectively. Further, on May 20, 2010, the Company entered into a second convertible debenture with the same holder, for cash proceeds of $60,000. This debenture matures November 20, 2010 and was issued on the same terms as the first convertible debenture. On February 18 and June 30, 2010, the debenture was convertible into 52,173,913 and 152,250,000 shares of the Company’s common stock, respectively. The Company has complied with the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of the embedded conversion option liability associated with the debenture. The initial fair value of the conversion option feature was estimated at $50,045 on February 18, 2010 and $65,283 on May 20, 2010 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at February 18, 2010 in connection with the first debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.18%, and (4) expected life of 0.50 years. The assumptions used in the Black-Scholes option pricing model at May 20, 2010 in connection with the second debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.22%, and (4) expected life of 0.50 years. On June 30, 2010, the entire $110,000 balance remained outstanding.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2010

On March 3, 2010, the Company entered into a convertible debenture for cash proceeds of $90,000, which is in addition to a convertible debenture outstanding with the same holder in the amount of $182,440. The entire $272,440 debenture matures on September 30, 2010 and bears interest at 8% per annum. The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, at a price per share equal to 50% of the closing bid price of the common stock on the date that the Company receives notice of conversion. On March 3 and June 30, 2010, the entire debenture was convertible into 70,872,840 and 593,466,000 shares of the Company’s common stock, respectively. The initial fair value of the conversion option feature was estimated at $287,354 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at March 3, 2010 in connection with this debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.19%, and (4) expected life of 0.59 years. On June 30, 2010, the entire $90,000 plus the $182,440 previous balance remained outstanding.

On February 26, 2010, the Company exchanged 2,000 shares, or $200,000 plus $1,250 of accrued dividends of its Series D preferred stock for a convertible promissory note with a principal amount of $201,250. The note matures on August 26, 2010 and bears interest at 12% per annum. The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, as is determined by dividing (i) the sum f (A) the outstanding amount, plus (B) an amount equal to 1% of the outstanding amount multiplied by the number of months elapsed from January 20, 2004 until the date of conversion by (ii) the conversion price at that time. The conversion price means the lesser of 70% of the closing bid price or (ii) $0.0192. On February 26 and June 30, 2010, the note was convertible into 115,000,000 and 12,226,057 shares of the Company’s common stock, respectively. The initial fair value of the conversion option feature was estimated at $148,680 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at February 26, 2010 in connection with this debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.19%, and (4) expected life of 0.50 years. During the six months ended June 30, 2010, the holder converted $196,442 of the note into 176,442,540 shares of the Company’s common stock.

On May 27, 2010, the Company issued and sold a convertible note in the principal amount of $260,000, for a purchase price of $250,000 (reflecting an original issue discount of $10,000), to St. George Investments, LLC. Principal and unpaid interest on the note is due six months from the date of issuance. The note bears interest at the rate of 12% per annum, payable upon maturity. Outstanding principal, and accrued interest thereon is convertible into such number of shares of the Company’s common stock, as is determined by dividing (i) the sum of (A) the Outstanding Amount, plus (B) an amount equal to 1% of the Outstanding Amount multiplied by the number of whole months elapsed from May 31, 2010 until the date of conversion but in no event less than 10% of the Outstanding Amount by (ii) the Conversion Price (as defined in the note) at that time. The conversion price is defined in the note as the lesser of (a) 60% of the average of the closing bid price of the Company’s common stock on each of the five immediately preceding trading days or (b) $0.025. On May 27 and June 30, 2010, the note was convertible into 218,654,434 and 525,887,681 shares of the Company’s common stock, respectively. The initial fair value of the conversion option feature was estimated at $151,637 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at May 27, 2010 in connection with this debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.23%, and (4) expected life of 0.50 years.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2010

The fair value of the conversion option feature associated with the Company’s outstanding convertible debentures at June 30, 2010 and December 31, 2009 was $2,013,158 and $1,313,307. The Company recorded a change of $100,926 and $265,239, respectively, in its accompanying statements of operations for the three and six months ended June 30, 2010 as change in accrued derivative liability, and $9,100 and ($16,790) for the three and six months ended June 30, 2009, respectively. The assumptions used in the Black-Scholes option pricing model at June 30, 2010 in connection with the Company’s outstanding convertible debentures are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.22% - 2.69%%, and (4) expected life of 0.14 - 0.42 years. Interest expense on the Company’s debt for the three and six months ended June 30, 2010 was $57,283 and $119,369. Interest expense arising from amortization of debt discounts amounted to $128,802 and $404,070 during the three and six months ended June 30, 2010, respectively.

NOTE 4 –NOTES PAYABLE

Notes payable consisted of the follows at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Note payable to investor; interest accrues at 12%; note is unsecured and due upon demand	$108,400	$108,400

Note payable to investor; interest accrues at 18%; note is unsecured and due upon demand	10,000	10,000

Note payable to investor; interest accrues at 18%; note is unsecured and due upon demand	-	19,119

Note payable assumed in connection with purchase of Enhance Network Communication, Inc.	345,000	425,000

Note payable to shareholders of Stonewall Networks, Inc.; note is due on September 9, 2010	1,350,000	1,350,000

Note payable to shareholders of Enhance Network Communication, Inc.; note is due on September 9, 2010	399,600	1,000,000

Note payable to investor; note is unsecured; interest accrues at 8% and due March 31, 2010	-	182,440

Note payable to investor; note is unsecured; interest accrues at 8% and due June 15, 2010	100,000	100,000

Note payable to investor; note is unsecured; interest accrues at 8% and due December 31, 2008. Note is past due.	25,016	25,016

Note payable to investor; note is unsecured; interest accrues at 8% and due October 15, 2011	610,058	610,058
	$2,948,074	$3,830,033

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2010

On May 21, 2010, the Company entered into an exchange agreement with Aubrey C. Brown, the holder of the Company’s note payable dated September 9, 2009 in the amount of $399,600 at June 30, 2010, issued in connection with the Company’s acquisition of Enhance Network Communication, Inc. Pursuant to the exchange agreement:

•
Mr. Brown exchanged $500,000 of the outstanding principal amount of the note (and all accrued but unpaid interest thereon) for 7,500 shares of the Company’s Series D Preferred Stock and 2,500 shares of the Company’s Series E Preferred Stock. Accordingly, pursuant to the exchange agreement, the outstanding principal amount of the note was reduced by $500,000, to $449,600, with respect to the initial principal amount (prior to any repayments agreed to by the Company pursuant to the exchange agreement, as noted below), and the Company issued to Mr. Brown 7,500 shares of Series D Preferred Stock and 2,500 shares of Series E Preferred Stock.

•
The Company agreed to repay $50,000 of the outstanding principal amount of the note on or before May 21, 2010, and an additional $50,000 of the outstanding principal amount of the note on or before June 30, 2010. The Company repaid the first $50,000 on May 24, 2010 and has not yet paid the second $50,000 as of the date of this filing.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2010

NOTE 5 –NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the follows at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Note payable executed in January 2010 to officer of Stonewall Networks, Inc. converted from accrued payroll; note is unsecured and accrued interest at 8% per annum; due on demand	$300,000	$-

Note payable executed in January 2010 to officer of Stonewall Networks, Inc. converted from accrued payroll; note is unsecured and accrued interest at 8% per annum; due on demand	223,844	-

Loan payable to company wholly owned by officer of Stonewall Networks, Inc.; interest accrues at Prime Rate plus 1%; note is unsecured and due upon demand	395,378	386,153

Note payable to employee of Stonewall Networks, Inc.; does not accrue interest; note is unsecured and due on demand	102,026	105,026

Note payable to company wholly owned by officer of Stonewall Networks, Inc.; does not accrue interest; note is unsecured and due on demand	31,594	61,439

Note payable to officer of Stonewall Networks, Inc.; does not accrue interest; note is unsecured and due on demand	1,921	18,075

Note payable to company wholly owned by officer of Enhance Network Communication, Inc.; does not accrue interest; note is unsecured and due on demand	-	10,100
	$1,054,763	$580,793

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2010

NOTE 6 –STOCKHOLDERS’ DEFICIT

On January 2, 2004, the Company filed a Certificate of Amendment to its Articles of Incorporation for the State of Nevada to amend its capitalization. The amendment grants the Company the authority to issue 1 billion shares of par value $0.001 stock consisting of 20,000,000 preferred shares and 980,000,000 common shares.

On October 5, 2005, the Company filed an Information Statement informing stockholders of approval by holders representing a majority of the voting power to give the Company’s board of directors the authority to (1) effect a reverse stock split of each share of common stock of the Company at a ratio of one share for up to 50 shares of common stock outstanding, as determined by the Company’s board of directors at its discretion, and (2) amend the Company’s Articles of Incorporation to increase from 980,000,000 to 5,000,000,000 the number of shares of common stock the Company is authorized to issue. On November 9, 2005, the Company filed a Certificate of Amendment with the Nevada Secretary of State increasing the number of authorized common shares to 5,000,000,000.

On January 7, 2004, the Company effected a one-for-ten reverse stock split of its common stock. On January 20, 2006, the Company effected a one-for-fifty reverse stock split of its common stock. On June 1, 2009, the Company effected a one-for-one hundred sixty (160) reverse stock split of its common stock. All share information for common shares has been retroactively restated for these three reverse stock splits.

Common Stock

The Company had the following transactions in its common stock.

For the six months ended June 30, 2010, the Company issued:

•	62,228,158 shares of common stock for the conversion of Series D stock and preferred stock dividends of $180,125;
•	361,952,011 shares of common stock for the conversion of convertible debt/notes payable of $788,902

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

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2010

On May 3, 2010, the Company filed an amendment to the Company’s certificate of designation of its Class A Preferred Stock. Pursuant to the Amendment:

•	All accrued but unpaid dividends payable to the holders of Class A Preferred Stock were eliminated.

•	The right of the holders of the Class A Preferred Stock to receive future dividends was eliminated.

•	The holders of the Class A Preferred Stock will own 51% of the voting power of the shareholders of the Company.

Accordingly, the Company (a) reclassified its Series A preferred stock from liabilities to equity in the accompanying consolidated balance sheet at June 30, 2010, as the instrument now holds majority (51%) voting rights in Company decisions and thus is characterized more akin to an equity instrument, and (b) eliminated previously accrued dividends on Series A preferred stock in the amount of $353,592 during the six months ended June 30, 2010.

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
For the Six Months Ended June 30, 2010

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company’s executive and administrative office is located in Louisville, Kentucky. Rent for the premises is approximately $1,300 per month.

The Company’s subsidiary, Enhance Network Communication, Inc., rents 642 square feet of office space for its main corporate office in San Jose, California on a month-to-month lease.  Rent for the premises is approximately $1,200 per month.

The Company’s subsidiary, Stonewall Networks, Inc., rented shared office space on a lease that ran through October 31, 2008.  The Company then made arrangements for its employees to work from home until it signed a new one-year lease that started on November 9, 2009. Monthly rent under this new lease is $840. Total rent expense under the new lease will be $10,080.

The rent expense recorded for the three months ended June 30, 2010 and 2009 was $20,287 and $2,428, respectively. Rent expense recorded in the financial statements for the six months ended June 30, 2010 and 2009 was $23,175 and $6,928, respectively.

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

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2010

NOTE 8 –SUBSEQUENT EVENTS

On August 3, 2010, the Company filed amendments to the Company’s certificates of designation of its Series D and Series E Preferred Stock, respectively. Pursuant to the amendments, the number of shares of common stock issuable upon conversion of one share of Series D or Series E Preferred Stock, respectively, will be determined by dividing the stated value of $100 by the conversion price of $0.002 (subject to adjustment in the event of stock splits, combinations and stock dividends).

The Company has evaluated all subsequent events that occurred up to the time of the Company's issuance of its financial statements.

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

Operating Results for the Three Months Ended June 30, 2010 and 2009

Revenue.      Revenue for the three months ended June 30, 2010 and 2009 was $185,104 and $801, respectively. The increase in revenue in 2010 is primarily the result of revenue earned from our two subsidiaries, Enhance Network Communication, Inc. and Stonewall Networks, Inc., acquired in the second and third quarters of 2009 subsequent to their respective acquisition dates.

Operating Expenses.      Operating expenses for the three months ended June 30, 2010 and 2009 were $683,238 and $56,891, respectively.  The increase from 2009 to 2010 is primarily the result of the operational expenses incurred from our two recently acquired subsidiaries, Enhance Network Communication, Inc. and Stonewall Networks, Inc. subsequent to their respective acquisition dates.

Interest Expense and Financing Costs.       Interest expense for the three months ended June 30, 2010 and 2009 were $400,781 and $5,000, respectively.  The increase in the interest expense and financing costs is the result of increased borrowings and interest incurred from existing borrowings assumed from the acquisition of Enhance Network Communication, Inc. and Stonewall Networks, Inc.

Change in Accrued Derivative Liability.   Change in accrued derivative liability for the three months ended June 30, 2010 and 2009 was $926 and $9,100, respectively. The change in derivative liability is directly related to the change in the accrued derivative liability balance, which fluctuates based on fair value each period.

Loss on conversion of debt to equity.   Loss on conversion of debt to equity for the three months ended June 30, 2010 and 2009 was $200,808 and $0, respectively. This amount represents the excess of the fair value of the stock issued over the carrying value of the debt that was converted.

Net (Loss).       Net loss for the three months ended June 30, 2010 and 2009 was $803,383 and $51,990, respectively.  The difference is principally due to the loss on conversion of debt to equity, increase in interest and financing costs due to the increase in the notes payable outstanding balance, the change in accrued derivative liability, and the depreciation and amortization expense on purchased equipment and intangibles.

Operating Results for the Six Months Ended June 30, 2010 and 2009

Revenue.      Revenue for the six months ended June 30, 2010 and 2009 was $273,944 and $1,610, respectively. The increase in revenue in 2010 is primarily the result of revenue earned from our two subsidiaries, Enhance Network Communication, Inc. and Stonewall Networks, Inc., acquired in the second and third quarters of 2009 subsequent to their respective acquisition dates.

Operating Expenses.      Operating expenses for the six months ended June 30, 2010 and 2009, were $1,235,139 and $109,795, respectively.  The increase from 2009 to 2010 is primarily the result of the operational expenses incurred from our two recently acquired subsidiaries, Enhance Network Communication, Inc. and Stonewall Networks, Inc. subsequent to their respective acquisition dates.

Interest Expense and Financing Costs.       Interest expense for the six months ended June 30, 2010 and 2009 were $634,332 and $9,500, respectively.  The increase in the interest expense and financing costs is the result of increased borrowings and interest incurred from existing borrowings assumed from the acquisition of Enhance Network Communication, Inc. and Stonewall Networks, Inc.

Change in Accrued Derivative Liability.   Change in accrued derivative liability for the six months ended June 30, 2010 and 2009 was $165,239 and $(16,790), respectively. The change in derivative liability is directly related to the change in the accrued derivative liability balance, which fluctuates based on fair value each period.

Loss on conversion of debt to equity.   Loss on conversion of debt to equity for the six months ended June 30, 2010 and 2009 was $438,095 and $0, respectively. This amount represents the excess of the fair value of the stock issued over the carrying value of the debt that was converted.

Net (Loss).       Net loss for the six months ended June 30, 2010 and 2009 was $2,025,439 and $134,475, respectively.  The difference is principally due to the loss on conversion of debt to equity, increase in interest and financing costs due to the increase in the notes payable outstanding balance, the change in accrued derivative liability, and the depreciation and amortization expense on purchased equipment and intangibles.

Changes In Balance Sheet.       We had current assets of $208,003 at June 30, 2010.  We had total assets of $4,542,931 at June 30, 2010, total liabilities of $9,503,248 at June 30, 2010 and stockholders’ deficit of $4,960,317 at June 30, 2010.

Liquidity, Capital Resources and Cash Requirements.      During the six months ended June 30, 2010 net cash used in operating activities was $269,982 as compared to $92,352 for the six months ended June 30, 2009.  During the six months ended June 30, 2010, net cash used in investing was $6,000 towards payments on loans receivables.  Net cash provided by financing activities during the six months ended June 30, 2010 and 2009 was $290,502 and $81,400, respectively, primarily as a result of the net proceeds from notes payable of $450,000 in the six months ended June 30, 2010, which was offset by repayments on notes payable in the amount of $159,498.

As a result of the above, as of June 30, 2010, we had a cash position of $191,956.

We have historically financed our operations via convertible-debt and preferred-stock financing obtained from various private equity firms. These funds intend, over time, to convert their positions into shares of our common stock. This will cause significant dilution to existing shareholders.

In the immediate future, we have no commitments or plans to finance our business.

Change in Number of Employees

In connection with the recent acquisitions of Stonewall Networks, Inc. and Enhance Network Communication, Inc., we anticipate hiring additional employees to allow us to expand our business. There has been no significant change in the number of employees during the six months ended June 30, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2010, the Company issued 11,792,642 shares of common stock upon conversion on its Series D Preferred Stock and dividends in the amount of $31,232.

During the three months ended June 30, 2010, the Company issued 256,269,239 shares of common stock upon conversion of convertible debt and notes in the amount of $437,381.

In connection with the foregoing, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   [Removed and Reserved.]

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

No.	Description
3.1	Certificate of Amendment to Certificate of Designation to Class A Preferred Stock (filed as exhibit to 8-K filed on May 5, 2010 and incorporated herein by reference)
10.1	Exchange Agreement, dated May 21, 2010, between the Company and Aubrey C. Brown (filed as exhibit to 8-K filed on May 26, 2010 and incorporated herein by reference)
10.2	Convertible Promissory Note, dated May 27, 2010 (filed as exhibit to 8-K filed on June 3, 2010 and incorporated herein by reference)
31.1	Certification of the Principal Executive Officer and Principal Financial Officer under 18 U.S.C. section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer under 18 U.S.C. section 1350, as adopted in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NUMOBILE, INC.

	By:	/s/ James D. Tilton, Jr.
James D. Tilton, Jr.
Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)
Dated: August 18, 2010