Form 10-Q
period 2010-09-30
NUMOBILE, INC.
filed 2010-11-12
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

As of November 5, 2010 there were 29,187,026 shares of common stock outstanding.

NUMOBILE, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NUMOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$98,921	$177,436
Accounts receivable	90,427	130,171
Prepaid expenses	907	840

TOTAL CURRENT ASSETS	190,255	$308,447

PROPERTY AND EQUIPMENT, net	16,530	14,277
INTANGIBLE ASSETS, net	3,994,641	4,811,618
LOANS RECEIVABLE	50,000	50,000

TOTAL ASSETS	$4,251,426	$5,184,342

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash overdraft	$-	$22,249
Accounts payable and accrued expenses	1,086,717	1,057,232
Due to related party	76,057	-
Advance payable	50,000	-
Convertible debt, net of discounts of $0 and $0 - related party	100,000	100,000
Convertible debt, net of discounts of $166,476 and $23,156, respectively	575,964	28,844
Notes payable - related parties	1,048,863	580,793
Notes payable	2,841,262	3,830,033
Dividends payable	722,958	996,189
Accrued derivative liability	863,702	1,313,307
Preferred stock; Series A; $0.001 par value; 5,000 shares authorized; 0 and 2,656 shares issued and outstanding	-	265,600
Preferred stock; Series D convertible; $0.001 par value; 25,000 shares authorized; 13,618 and 9,034 shares issued and outstanding	986,800	903,400
Preferred stock; Series E convertible; $0.001 par value; 25,000 shares authorized; 4,918 and 2,418 shares issued and outstanding	366,800	241,800

TOTAL CURRENT LIABILITIES	8,719,123	9,339,447

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' DEFICIT
Preferred stock; Series A; $0.001 par value; 5,000 shares authorized; 2,656 and 0 shares issued and outstanding	3	-
Preferred stock; Series B; $0.001 par value; 100,000 shares authorized; 0 and 0 shares issued and outstanding	-	-
Preferred stock; Series C; $0.001 par value; 12,000,000 shares authorized; 5,000 and 5,000 shares issued and outstanding	5	5
Common stock; $0.001 par value; 5,000,000,000 shares authorized; 16,717,583 and 3,241,387 shares issued and outstanding	16,718	3,241
Additional paid-in capital	6,992,117	5,393,700
Accumulated deficit	(11,476,540)	(9,552,051)

TOTAL STOCKHOLDERS' DEFICIT	(4,467,697)	(4,155,105)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,251,426	$5,184,342

The accompanying notes are an integral part of these consolidated financial statements.

NUMOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

REVENUE	$119,264	$9,649	$393,208	$11,259

COST OF REVENUE	96,689	7,778	275,994	7,778

GROSS PROFIT	22,575	1,871	117,214	3,481

OPERATING EXPENSES
General and adminstative	236,276	147,518	924,451	257,313
Depreciation and amortization	273,759	14,462	820,723	14,462

TOTAL OPERATING EXPENSES	510,035	161,980	1,745,174	271,775

LOSS FROM OPERATIONS	(487,460)	(160,109)	(1,627,960)	(268,294)

OTHER INCOME (EXPENSE)
Interest expense and financing costs	(368,106)	(7,500)	(1,002,438)	(17,000)
Change in accrued derivative liability	258,768	456,136	424,007	439,346
Loss on conversion of debt to equity	(577,739)	(800,381)	(1,015,834)	(800,381)
Gain on forgiveness of debt	-	-	22,249	-
Impact from re-pricing derivative liabilities	1,090,782	-	1,090,782	-

TOTAL OTHER INCOME (EXPENSE)	403,705	(351,745)	(481,234)	(378,035)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(83,755)	(511,854)	(2,109,194)	(646,329)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	(83,755)	(511,854)	(2,109,194)	(646,329)

PREFERRED STOCK DIVIDENDS	(62,985)	(69,358)	(168,887)	(221,823)

NET INCOME (LOSS) ATTRIBUTED TO COMMON STOCKHOLDERS	$(146,740)	$(581,212)	$(2,278,081)	$(868,152)

NET INCOME (LOSS) PER SHARE ATTRIBUTED TO COMMON
STOCKHOLDERS - BASIC AND DILUTED:	$(0.01)	$(0.98)	$(0.24)	$(2.39)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	14,457,748	596,033	9,360,234	362,818

The accompanying notes are an integral part of these consolidated financial statements.

NUMOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
 (unaudited)

							Additional		Total
	Series A		Series C		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2009	-	$-	5,000	$5	3,241,387	$3,241	$5,393,700	$(9,552,051)	$(4,155,105)

Reclassification of Series A preferred stock arising from change in control	2,656	$3					$265,597		265,600
Cancellation of dividends in arrears on Series A preferred stock								$353,592	353,592
Common stock issued for conversion of Series D preferred stock and preferred stock dividends					1,244,563	1,245	178,880		180,125
Fair value of conversion option liability upon issuance of Series D & E preferred stock							(262,090)		(262,090)
Accrued preferred stock dividends								(168,887)	(168,887)
Conversion of debt to equity					12,231,633	12,232	1,416,030		1,428,262
Net loss								(2,109,194)	(2,109,194)

Balance, September 30, 2010	2,656	$3	5,000	$5	$16,717,583	$16,718	$6,992,117	$(11,476,540)	$(4,467,697)

The accompanying notes are an integral part of these consolidated financial statements.

NUMOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

	2010	2009

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,109,194)	$(646,329)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	820,724	14,462
Amortization of debt discount	649,437	-
Bad debt expense	1,226	-
Change in accrued derivative liability	(424,007)	(439,346)
Non-cash financing charge	20,337	-
Loss on convertion of debt to equity	1,015,834	800,381
Gain on forgiveness of debt	(22,249)	-
Common stock issued for services	-	4,310
Note payable - related party issued for compensation	-	50,000
Impact from re-pricing derivative liabilities	(1,090,782)	-
Changes in operating assets and liabilities:
Accounts receivable	38,518	(9,649)
Prepaid expenses	(67)	-
Accounts payable and accrued expenses	571,849	(7,108)
Due to related party	76,057	4,645

Net cash used in operating activities	(452,317)	(228,634)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,000)	-
Cash purchased with acquisition	-	13,882

Net cash used in financing activities	(6,000)	13,882

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from notes payable	600,000	428,840
Payments on notes payable	(220,198)	-

Net cash provided by financing activities	379,802	428,840

NET INCREASE IN CASH AND CASH EQUIVALENTS	(78,515)	214,088

CASH AND CASH EQUIVALENTS, Beginning of period	177,436	17,620

CASH AND CASH EQUIVALENTS, End of period	$98,921	$231,708

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of debentures and notes payable to common stock	$1,428,262	$413,089
Conversion of preferred stock and dividends to common stock	$180,125	$432,255
Cancellation of dividends in arrears of Series A preferred stock	$353,592	$-
Conversion of accrued payroll liability to promissory note	$523,844	$-
Conversion of note payable to Series D & E preferred stock	$500,000	$-

The accompanying notes are an integral part of these financial statements.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2010

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred a net loss of $2,109,194, used cash for operations of $452,317 for the nine months ended September 30, 2010, has an accumulated deficit of $11,476,540 as of September 30, 2010 and has a working capital deficit of $8,528,868 as of September 30, 2010.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that it can continue to raise equity or debt financing to support its operations or find an acquisition candidate to complete a merger. Management believes that this could cause additional dilution to its shares of common stock. During September 2009, the Company acquired, through a stock purchase, Enhance Network Communication, Inc., which has developed a proprietary large enterprise network security technology designed for managing the information management requirements of network delivered government services.  During October 2009, the Company also acquired, through a stock purchase, Stonewall Networks, Inc. which has developed a proprietary software solution for mobile network security, including an innovative security policy management product for enterprise customers. The Company continues to exercise efforts to settle its debt in shares of its common stock and raise additional capital.

Stock Splits

On January 7, 2004, the Company effected a one-for-ten (1 for 10) reverse split of its common stock.  On January 20, 2006, the Company effected a one-for-fifty (1 for 50) reverse split of its common stock.  On June 1, 2009, the Company effected a one-for-one hundred sixty (1 for 160) reverse split of its common stock. On September 3, 2010, the Company effected a one-for-fifty (1 for 50) reverse split of its common stock. All share information for common shares has been retroactively restated for these three reverse stock splits.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2010

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.  As of September 30, 2010, the Company used estimates in determining accrued expenses, the value of stock based compensation issued for outside services and the value of the accrued derivative liability. Actual results could differ from these estimates.

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
For the Nine Months Ended September 30, 2010

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at September 30, 2010.

Description	Level 1	Level 2	Level 3

Liabilities
Accrued derivative liability	-	$863,702	-

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
For the Nine Months Ended September 30, 2010

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

Computer equipment	5 years
Office furniture and fixtures	7 years
Office equipment	5 years

The following are the details of property and equipment:

	September 30,	December 31,
	2010	2009

Computer equipment	$15,413	$9,418
Office furniture and fixtures	705	705
Office equipment	7,630	7,625
Total	23,748	17,748

Less accumulated depreciation	(7,218)	(3,471)

	$16,530	$14,277

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

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2010

The following are the details of intangible assets:

	September 30,	December 31,
	2010	2009

Software	$485,078	$485,078
Purchased technology	4,638,049	4,638,049
Total	5,123,127	5,123,127

Less Accumulated amortization	(1,128,486)	(311,509)

Intangibles, net	$3,994,641	$4,811,618

Impairment of Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of September 30, 2010 and December 31, 2009, there was no significant impairment of its long-lived assets.

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

Convertible Preferred Stock and Convertible Debt

As of September 30, 2010, the Company’s Series D and E preferred stock and convertible debt are presented as a current liability since the Company has financial instruments that are convertible into common stock at a conversion price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate and the Company does not have enough authorized shares to satisfy the conversion of its convertible preferred stock. To the extent that non-convertible debt is converted, the Company measures the excess of the fair value of the shares being issued on conversion against the value of the debt being converted, and the difference is recorded as a loss on conversion of debt to equity. The Company recorded $577,739 and $800,381 in loss on conversion of debt to equity during the three months ended September 30, 2010 and 2009, respectively. The Company recorded $1,015,834 and $800,381 in loss on conversion of debt to equity during the nine months ended September 30, 2010 and 2009, respectively.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2010

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

Easrnings (Loss) Per Share

The Company reports loss per share in accordance with ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  The following potential common shares have been excluded from the computation of diluted net loss per share for the nine months ended September 30, 2010 and 2009 because the effect would have been anti-dilutive:

	2010	2009
Common stock issuable upon conversion of convertible debt	73,641,303	26,000
Common stock issuable upon conversion of preferred stock	43,473,177	2,584,189

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2010

Comprehensive Income (Loss)

For the nine months ended September 30, 2010 and 2009, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive income (loss) has not been included herein.

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
For the Nine Months Ended September 30, 2010

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

NOTE 3 – CONVERTIBLE DEBT

On September 21, 2009, the Company exchanged with a Holder 3,000 shares of its Series D preferred stock for a $301,250 convertible note, due March 21, 2010. The note accrues interest at 12% per annum. The remaining balance of the note of $52,000 was converted into 523,435 shares of the Company’s common stock during the nine months ended September 30, 2010.

On October 9, 2009, in consideration for compensation earned, the Company issued two unsecured notes payable to Jim Tilton, the Company’s President and Chief Executive Officer in the amount of $50,000 each, for a total principal amount of $100,000. The notes bear interest at 8% per annum and are due upon demand.  Principal and accrued and unpaid interest on the notes are convertible at the option of the holder at 50% of the closing price of the Company’s common stock on the date of conversion. The notes have been classified as convertible debt, related party in the accompanying balance sheets. The balance of the conversion option liability associated with these notes was $100,000 and $100,000 at September 30, 2010 and December 31, 2009, respectively. On September 30, 2010, the notes were convertible into a total of 10,000,000 shares of common stock.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2010

On February 18, 2010, the Company entered into a convertible debenture for cash proceeds of $50,000. The debenture initially matured on August 18, 2010 and bears interest at 8% per annum. In October 2010, the note’s maturity was extended to March 31, 2011. The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, at a price per share equal to 50% of the lowest closing bid price for the preceding 10 days prior to the Company receiving notice of conversion. On February 18 and September 30, 2010, the debenture was convertible into 625,000 and 5,250,000 shares of the Company’s common stock, respectively. On May 20, 2010, the Company entered into a second convertible debenture with the same holder, for cash proceeds of $60,000. This debenture matures November 20, 2010 and was issued on the same terms as the first convertible debenture. On May 20, 2010 and September 30, 2010, the debenture was convertible into 1,043,478 and 6,180,000 shares of the Company’s common stock, respectively. On September 28, 2010, the Company entered into a third convertible debenture with this holder, with a principal amount and cash proceeds of $100,000. This debenture matures March 28, 2011 and was issued on the same terms as the other convertible debentures issued to this holder. The Company has complied with the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of the embedded conversion option liability associated with the debentures. The initial fair values of the conversion option features were estimated at $50,045 on February 18, 2010, $65,283 on May 20, 2010 and $100,094 on September 28, 2010 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at the issuance dates of the debentures are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.18 – 0.22%, and (4) expected life of 0.50 years. On September 30, 2010, the entire $210,000 balance remained outstanding.

On March 3, 2010, the Company entered into a convertible debenture for cash proceeds of $90,000, which is in addition to a convertible debenture outstanding with the same holder in the amount of $182,440. The entire $272,440 debenture matured on September 30, 2010 and bears interest at 8% per annum. In October 2010, the note’s maturity was extended to March 31, 2011. The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, at a price per share equal to 50% of the closing bid price of the common stock on the date that the Company receives notice of conversion. On March 3 and September 30, 2010, the entire debenture was convertible into 1,417,457 and 30,218,100 shares of the Company’s common stock, respectively. The initial fair value of the conversion option feature was estimated at $287,354 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at March 3, 2010 in connection with this debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.19%, and (4) expected life of 0.59 years. On September 30, 2010, the entire $90,000 plus the $182,440 previous balance remained outstanding.

On February 26, 2010, the Company exchanged 2,000 shares, or $200,000 plus $1,250 of accrued dividends of its Series D preferred stock for a convertible promissory note with a principal amount of $201,250. The note matured on August 26, 2010 and bears interest at 12% per annum. The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, as is determined by dividing (i) the sum f (A) the outstanding amount, plus (B) an amount equal to 1% of the outstanding amount multiplied by the number of months elapsed from January 20, 2004 until the date of conversion by (ii) the conversion price at that time. The conversion price means the lesser of 70% of the closing bid price or (ii) $0.0192. On February 26, 2010, the note was convertible into 2,300,000 shares of the Company’s common stock. The initial fair value of the conversion option feature was estimated at $148,680 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at February 26, 2010 in connection with this debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.19%, and (4) expected life of 0.50 years. During the nine months ended September 30, 2010, the holder converted the entire balance of the note into 3,823,957 shares of the Company’s common stock.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2010

On May 27, 2010, the Company issued and sold a convertible note in the principal amount of $260,000, for a purchase price of $250,000 (reflecting an original issue discount of $10,000), to St. George Investments, LLC. Principal and unpaid interest on the note is due six months from the date of issuance. The note bears interest at the rate of 12% per annum, payable upon maturity. Outstanding principal, and accrued interest thereon is convertible into such number of shares of the Company’s common stock, as is determined by dividing (i) the sum of (A) the Outstanding Amount, plus (B) an amount equal to 1% of the Outstanding Amount multiplied by the number of whole months elapsed from May 31, 2010 until the date of conversion but in no event less than 10% of the Outstanding Amount by (ii) the Conversion Price (as defined in the note) at that time. The conversion price is defined in the note as the lesser of (a) 60% of the average of the closing bid price of the Company’s common stock on each of the five immediately preceding trading days or (b) $1.25. On May 27 and September 30, 2010, the note was convertible into 4,373,089 and 21,993,203 shares of the Company’s common stock, respectively. The initial fair value of the conversion option feature was estimated at $151,637 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at May 27, 2010 in connection with this debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.23%, and (4) expected life of 0.50 years.

The fair value of the conversion option feature associated with the Company’s outstanding convertible debentures at September 30, 2010 and December 31, 2009 was $863,702 and $1,313,307, respectively. The Company recorded a change of $258,768 and $424,007, respectively, in its accompanying statements of operations for the three and nine months ended September 30, 2010 as change in accrued derivative liability, and $456,136 and $439,346 for the three and nine months ended September 30, 2009, respectively. The assumptions used in the Black-Scholes option pricing model at September 30, 2010 in connection with the Company’s outstanding convertible debentures are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.14% - 0.19%, and (4) expected life of 0.14 - 0.50 years. Interest expense on the Company’s debt for the three and nine months ended September 30, 2010 was $100,859 and $333,189. Interest expense arising from amortization of debt discounts amounted to $245,367 and $649,437 during the three and nine months ended September 30, 2010, respectively.

NOTE 4 –NOTES PAYABLE

Notes payable consisted of the follows at September 30, 2010 and December 31, 2009:

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2010

	September 30, 2010	December 31, 2009
Note payable to investor; interest accrues at 12%; note is unsecured and due upon demand	$108,400	$108,400

Note payable to investor; interest accrues at 18%; note is unsecured and due upon demand	10,000	10,000

Note payable to investor; interest accrues at 18%; note is unsecured and due upon demand	-	19,119

Note payable assumed in connection with purchase of Enhance Network Communication, Inc.	288,188	425,000

Note payable to shareholders of Stonewall Networks, Inc.; note is due on December 31, 2011..	1,350,000	1,350,000

Note payable to shareholders of Enhance Network Communication, Inc.; note is due on September 9, 2010. Note is past due.	349,600	1,000,000

Note payable to investor; note is unsecured; interest accrues at 8% and due March 31, 2010	-	182,440

Note payable to investor; note is unsecured; interest accrues at 8% and due June 15, 2010. Has been extended to March 31, 2011.	100,000	100,000

Note payable to investor; note is unsecured; interest accrues at 8% and due December 31, 2008. Has been extended to March 31, 2011.	25,016	25,016

Note payable to investor; note is unsecured; interest accrues at 8% and due October 15, 2011	610,058	610,058
	$2,841,262	$3,830,033

On May 21, 2010, the Company entered into an exchange agreement with Aubrey C. Brown, the holder of the Company’s note payable dated September 9, 2009 in the amount of $399,600, issued in connection with the Company’s acquisition of Enhance Network Communication, Inc. Pursuant to the exchange agreement:

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

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2010

•
The Company agreed to repay $50,000 of the outstanding principal amount of the note on or before May 21, 2010, and an additional $50,000 of the outstanding principal amount of the note on or before June 30, 2010. The Company repaid the full $100,000.

NOTE 5 –NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the follows at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Note payable executed in January 2010 to officer of Stonewall Networks, Inc. converted from accrued payroll; note is unsecured and accrued interest at 8% per annum; due on demand	$300,000	$-

Note payable executed in January 2010 to officer of Stonewall Networks, Inc. converted from accrued payroll; note is unsecured and accrued interest at 8% per annum; due on demand	223,844	-

Loan payable to company wholly owned by officer of Stonewall Networks, Inc.; interest accrues at Prime Rate plus 1%; note is unsecured and due upon demand	400,178	386,153

Note payable to employee of Stonewall Networks, Inc.; does not accrue interest; note is unsecured and due on demand	102,026	105,026

Note payable to company wholly owned by officer of Stonewall Networks, Inc.; does not accrue interest; note is unsecured and due on demand	22,815	61,439

Note payable to officer of Stonewall Networks, Inc.; does not accrue interest; note is unsecured and due on demand	-	18,075

Note payable to company wholly owned by officer of Enhance Network Communication, Inc.; does not accrue interest; note is unsecured and due on demand	-	10,100
	$1,048,863	$580,793

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2010

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

On January 7, 2004, the Company effected a one-for-ten reverse split of its common stock. On January 20, 2006, the Company effected a one-for-fifty reverse split of its common stock. On June 1, 2009, the Company effected a one-for-one hundred sixty (160) reverse split of its common stock. On September 3, 2010, the Company effected a one-for-fifty (1 for 50) reverse split of its common stock. All share information for common shares has been retroactively restated for these three reverse stock splits.

Common Stock

The Company had the following transactions in its common stock.

For the nine months ended September 30, 2010, the Company issued:

•	1,224,563 shares of common stock for the conversion of Series D stock and preferred stock dividends of $180,125;
•	12,231,633 shares of common stock for the conversion of convertible debt and notes payable of $1,428,262.

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

Series A Preferred Stock - There are 5,000 shares of Series A preferred stock authorized. Each share of Series A preferred stock was initially entitled to receive a monthly dividend of $2.00 per share, payable quarterly in arrears, and is convertible into common stock at the rate of $100 per share ($500,000 in the aggregate) at a discount of (1) 75% of the closing bid price of the common stock (if at the option of the holder), or (2) 60% of the closing bid price of the common stock (if at the option of our company). In the event of liquidation, all shares of Series A preferred stock would automatically be converted into shares of our common stock at rate of $100 per share, with holders of shares of Series A preferred stock being entitled to receive, in the aggregate, shares of our common stock valued at $500,000. Shares of Series A preferred stock initially were to vote with shares of our common stock on an as-converted basis.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2010

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

Accordingly, the Company (a) reclassified its Series A preferred stock from liabilities to equity in the accompanying consolidated balance sheet at June 30, 2010, as the instrument now holds majority (51%) voting rights in Company decisions and thus is characterized more akin to an equity instrument, and (b) eliminated previously accrued dividends on Series A preferred stock in the amount of $353,592 during the nine months ended September 30, 2010.

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
For the Nine Months Ended September 30, 2010

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

On August 3, 2010,the Company filed amendments to the Company’s certificates of designation of its Series D and Series E Preferred Stock, respectively. Pursuant to the amendments, the number of shares of common stock issuable upon conversion of one share of Series D or Series E Preferred Stock, respectively, will be determined by dividing the stated value of $100 by the conversion price of $0.10 (subject to adjustment in the event of stock splits, combinations and stock dividends). The Company recognized a gain from re-pricing its derivative liabilities in the amount of $1,090,872 during the three months ended September 30, 2010 in connection with the change in the conversion price of the Series D and Series E preferred stock.

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

The rent expense recorded for the three months ended September 30, 2010 and 2009 was $14,346 and $1,500, respectively. Rent expense recorded in the financial statements for the nine months ended September 30, 2010 and 2009 was $37,521 and $4,500, respectively.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2010

On September 17, 2009 the Company entered into a stock purchase agreement with Enhance Network Communication, Inc., a California corporation ("Enhance").  Enhance is an information technology company headquartered in Cupertino, California, that has developed a proprietary large enterprise network security technology designed for managing the information management requirements of network delivered government services. The Company purchased from the shareholders of Enhance 1,500 shares of common stock of Enhance, representing 100% of the outstanding capital stock of Enhance. The Company issued to the Enhance shareholders a note in the principal amount of $5,000,000 (the "Note"). $1,000,000 of the principal amount of the Note (the "Initial Principal Amount") was due and payable on September 9, 2010. The note is currently past-due; however, the Company is negotiating the note’s terms and does not anticipate the holder to take action on its overdue status.. The Company's obligation to repay the remaining $4,000,000 principal amount of the Note (the "Final Principal Amount") is conditioned upon Enhance entering into a contract for its proprietary technology that contemplates the generation of at least $20,000,000 in revenue and $8,000,000 in gross margin prior to April 1, 2011 (the "Final Principal Amount Conditions"). If the Final Principal Amount Conditions are met, the Final Principal Amount will be due and payable on September 9, 2014. If the Final Principal Amount Conditions are not met, the Note shall be deemed paid in full and cancelled on April 1, 2011, subject to the payment of the Initial Principal Amount, interest thereon, and any other amounts due thereon. Interest on the Note accrues at the rate of 8% per annum commencing on September 9, 2009, with respect to the Initial Principal Amount and April 1, 2011 with respect to the Final Principal Amount, and is due and payable upon maturity of the Initial Principal Amount and Final Principal Amount (provided the Final Principal Amount Conditions are met) respectively. If the Final Principal Amount Conditions are met, the shareholders of Enhance will have the option to repurchase the 1,500 shares of common stock of Enhance for $5,000,000 in cash and the cancellation of the Note.  The Final Principal Amount of $4,000,000 is considered a contingent note and will not be recorded on the balance sheet until the Final Principal Amount Conditions are met.

NOTE 8 –SUBSEQUENT EVENTS

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

Overview

We were organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc. Effective May 18, 2004, we changed our name to Phoenix Interests, Inc. and effective July 14, 2009 we changed our name to NuMobile, Inc. In connection with this latter name change, our stock ticker symbol on the Over-the-Counter Bulletin Board was changed from “PXIT” to “NUBL.” Our prior business operations consisted of purchasing, training and selling of thoroughbred horses. We have recently launched a new business strategy to create a comprehensive and global mobile computing technology business.

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

Revenue Recognition - Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Operating Results for the Three Months Ended September 30, 2010 and 2009

Revenue.  Revenue for the three months ended September 30, 2010 and 2009 was $119,264 and $9,649, respectively. The increase in revenue in 2010 is primarily the result of revenue earned from our two subsidiaries, Enhance Network Communication, Inc. and Stonewall Networks, Inc., acquired in the second and third quarters of 2009 subsequent to their respective acquisition dates.

Operating Expenses.  Operating expenses for the three months ended September 30, 2010 and 2009 were $510,035 and $161,980, respectively.  The increase from 2009 to 2010 is primarily the result of the operational expenses incurred from our two recently acquired subsidiaries, Enhance Network Communication, Inc. and Stonewall Networks, Inc. subsequent to their respective acquisition dates.

Interest Expense and Financing Costs.  Interest expense for the three months ended September 30, 2010 and 2009 was $368,106 and $7,500, respectively.  The increase in the interest expense and financing costs is the result of increased borrowings and interest incurred from existing borrowings assumed from the acquisition of Enhance Network Communication, Inc. and Stonewall Networks, Inc.

Change in Accrued Derivative Liability.  Change in accrued derivative liability for the three months ended September 30, 2010 and 2009 was $258,768 and $456,136, respectively. The change in derivative liability is directly related to the change in the accrued derivative liability balance, which fluctuates based on fair value each period.

Loss on conversion of debt to equity.  Loss on conversion of debt to equity for the three months ended September 30, 2010 and 2009 was $577,739 and $800,381, respectively. This amount represents the excess of the fair value of the stock issued over the carrying value of the debt that was converted, in instances where the debt’s terms did not contain a conversion provision.

Net Loss.  Net loss for the three months ended September 30, 2010 and 2009 was $83,755 and $511,854, respectively.  The difference is principally due to the loss on conversion of debt to equity, a gain from re-pricing derivative liabilities during the three months ended September 30, 2010, an increase in interest and financing costs due to the increase in the notes payable outstanding balance, the change in accrued derivative liability, and the depreciation and amortization expense on purchased equipment and intangibles.

Operating Results for the Nine Months Ended September 30, 2010 and 2009

Revenue.  Revenue for the nine months ended September 30, 2010 and 2009 was $393,208 and $11,259, respectively. The increase in revenue in 2010 is primarily the result of revenue earned from our two subsidiaries, Enhance Network Communication, Inc. and Stonewall Networks, Inc., acquired in the second and third quarters of 2009 subsequent to their respective acquisition dates.

Operating Expenses.  Operating expenses for the nine months ended September 30, 2010 and 2009, were $1,745,174 and $271,775, respectively.  The increase from 2009 to 2010 is primarily the result of the operational expenses incurred from our two recently acquired subsidiaries, Enhance Network Communication, Inc. and Stonewall Networks, Inc. subsequent to their respective acquisition dates.

Interest Expense and Financing Costs.  Interest expense for the nine months ended September 30, 2010 and 2009 were $1,002,438 and $17,000, respectively.  The increase in the interest expense and financing costs is the result of increased borrowings and interest incurred from existing borrowings assumed from the acquisition of Enhance Network Communication, Inc. and Stonewall Networks, Inc.

Change in Accrued Derivative Liability.  Change in accrued derivative liability for the nine months ended September 30, 2010 and 2009 was $424,007 and $439,346, respectively. The change in derivative liability is directly related to the change in the accrued derivative liability balance, which fluctuates based on fair value each period.

Loss on conversion of debt to equity.  Loss on conversion of debt to equity for the nine months ended September 30, 2010 and 2009 was $1,015,834 and $800,381, respectively. This amount represents the excess of the fair value of the stock issued over the carrying value of the debt that was converted, in instances where the debt’s terms did not contain a conversion provision.

Net Loss.  Net loss for the nine months ended September 30, 2010 and 2009 was $2,109,194 and $646,329, respectively.  The difference is principally due to the loss on conversion of debt to equity, a gain from re-pricing derivative liabilities during the three months ended September 30, 2010, an increase in interest and financing costs due to the increase in the notes payable outstanding balance, the change in accrued derivative liability, and the depreciation and amortization expense on purchased equipment and intangibles.

Changes In Balance Sheet.  We had current assets of $190,255 at September 30, 2010.  We had total assets of $4,251,426 at September 30, 2010, total liabilities of $8,719,123 at September 30, 2010 and stockholders’ deficit of $4,467,697 at September 30, 2010.

Liquidity, Capital Resources and Cash Requirements.  During the nine months ended September 30, 2010 net cash used in operating activities was $452,317 as compared to $228,634 for the nine months ended September 30, 2009.  During the nine months ended September 30, 2010, net cash used in investing was $6,000 towards a purchase of equipment as compared to net cash provided by investing of $13,882 from an acquisition during the nine months ended September 30, 2009.  Net cash provided by financing activities during the nine months ended September 30, 2010 and 2009 was $379,802 and $428,840, respectively, primarily as a result of the net proceeds from notes payable of $600,000 in the nine months ended September 30, 2010, which was offset by repayments on notes payable in the amount of $220,198.

As a result of the above, as of September 30, 2010, we had a cash position of $98,921.

Stock Splits.  On January 7, 2004, we effected a one-for-ten (1 for 10) reverse split of our common stock.  On January 20, 2006, we effected a one-for-fifty (1 for 50) reverse split of our common stock.  On June 1, 2009, we effected a one-for-one hundred sixty (1 for 160) reverse split of our common stock. On September 3, 2010, we effected a one-for-fifty (1 for 50) reverse split of our common stock. All share information for common shares has been retroactively restated for these three reverse stock splits.

We have historically financed our operations via convertible-debt and preferred-stock financing obtained from various private equity firms. These funds intend, over time, to convert their positions into shares of our common stock. This will cause significant dilution to existing shareholders.

We currently have sufficient cash to continue our operations for three months.  We will require additional funds through the receipt of conventional sources of capital or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. Management estimates that it will need to raise $600,000  over the next twelve months. There is no assurance we will be successful in raising additional capital or achieving profitable operations.

Change in Number of Employees

In connection with the recent acquisitions of Stonewall Networks, Inc. and Enhance Network Communication, Inc., we anticipate hiring additional employees to allow us to expand our business. There has been no significant change in the number of employees during the nine months ended September 30, 2010.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2010, the Company issued 4,992,593 shares of common stock upon conversion of convertible debt and notes in the amount of $639,360.

On September 28, 2010, the Company issued a convertible debenture to Cove Partners, LLC in the principal amount of $100,000. The convertible debenture is convertible into shares of common stock at a conversion price of 50% of the lowest closing bid price for the preceding ten trading days prior to the Company receiving notice of conversion.

In connection with the foregoing, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved.]

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

No.	Description

10.1	Convertible Debenture, dated September 28, 2010.

31.1	Certification of the Principal Executive Officer and Principal Financial Officer under 18 U.S.C. section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer under 18 U.S.C. section 1350, as adopted in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NUMOBILE, INC.

	By:	/s/ James D. Tilton, Jr.
James D. Tilton, Jr.
Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)
Dated: November 12, 2010