Form 10-K
period 2010-12-31
NUMOBILE, INC.
filed 2011-03-31
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

At June 30, 2010, the end of our second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $586,000 based on the closing price of $0.05 as reported on the Over-the-Counter Bulletin Board Market.

Number of shares of common stock outstanding as of March  23, 2011:  3,931,232,805.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2010 [to be revised]

i

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

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward-looking statements made in connection with this annual report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. Except as may be required under applicable securities laws, we do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intention as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

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

Dependence on one or a few major customers

Enhance Network Communication

In 2010 and 2009 the Department of Education (Hawaii) accounted for a majority of our revenue.

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

Research and Development

We did not incur any expenses on research and development during the years ended December 31, 2010 and 2009.

Employees

The number of people we employ fluctuates depending on workload but generally ranges from two to seven, all of whom are full-time, including our chief executive officer and one to six employees of Stonewall. Enhance does not have any employees as it currently retains only contract personnel.

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

We have historically lost money. As of December 31, 2010, we had an accumulated deficit of $(12,344,682). Further such losses are likely to occur in the future, and we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. We can give no assurances that we will be successful in reaching or maintaining profitable operations.

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

The report of our independent accountants on our December 31, 2010, financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding.

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

The markets we serve are highly competitive and we may be unable to compete effectively .

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

There are 2,656 shares of Class A Preferred Stock issued and outstanding, all of which are held by Beachhead LLC. The holder of the Class A Preferred Stock vote as one class with the holders of the Common Stock and own 51% of the voting power of the Company’s shareholders.  As a result, Beachhead LLC, as the holder of our outstanding Class A Preferred Stock, will have the ability to control all matters submitted to shareholders, and its interests may differ from those of other shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive and administrative office is located in Louisville, Kentucky. Monthly rent is $1,300 and we are on a month-to-month lease.

Our subsidiary, Enhance Network Communication, Inc., rents 642 square feet of office space for its main corporate office in San Jose, California on a lease on a month-to-month arrangement for $1,200 per month.

Our subsidiary, Stonewall Networks, Inc., rents shared office space on a month-to-month arrangement for $840 per month.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2010, and as of the date of this filing, the Company is not a party to any pending or threatened litigation, claim or assessment.

ITEM 4. [REMOVED AND RESERVED]

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

A limited public market for our common stock exists on the OTCQB under the symbol “NUBL”.

The following table sets forth the range of high and low closing prices for our common stock for each quarterly period indicated (as adjusted for the Company’s 50-to-1 reverse stock split effected in September 2010), as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

	High	Low
For the year ended December 31, 2009:
Fourth quarter	$1.505	$0.27
Third quarter	$3.15	$0.70
Second Quarter	$1.60	$8.00
First quarter	$1.60	$8.00
For the year ended December 31, 2010:
Fourth quarter	$0.025	$0.0005
Third quarter	$0.035	$0.02
Second Quarter	$0.20	$0.035
First quarter	$0.30	$0.10

As of March 24, 2011, there were approximately 84 record holders of our common stock.

Dividends

We have not paid any cash or other dividends on our common stock since our company was formed and we do not anticipate paying any such dividends in the foreseeable future. We intend to retain any earnings to use in our operations and to finance the expansion of our business.

Recent Issuances of Unregistered Securities

During the three months ended December 31, 2010, the Company issued, pursuant to exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering:  we issued 194,078,776 shares of common stock upon conversion of convertible debt and notes in the amount of $634,744.

Issuer Repurchases of Equity Securities

None.

Equity Compensation Plan Information

We do not have an equity compensation plan as of December 31, 2010

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

Overview

We were organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc. Effective May 18, 2004, we changed our name to Phoenix Interests, Inc. and effective July 14, 2009 changed our name to NuMobile, Inc. In connection with this name change, our stock ticker symbol was changed from “PXIT” to “NUBL.” Our prior business operations consisted of purchasing, training and selling of thoroughbred horses. We have recently launched a new business strategy to create a comprehensive and global mobile computing technology business.

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

Critical Accounting Policies

Accrued Derivative Liability - The convertible debt and the Series A, D and E preferred stock can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate. In accordance with ASC 815, we have bifurcated the beneficial conversion features embedded in our convertible debentures and preferred stock and have recorded the fair value of these beneficial conversion features as a current liability.

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

Operating Results for the Years Ended December 31, 2010 and 2009

Revenues. Our revenues for the years ended December 31, 2010 and 2009 were $403,331 and $177,815, respectively. The increase in revenue in 2010 is primarily the result of revenue earned from our subsidiary, Enhance Network Communication, Inc., from the sale of its network security technology. Enhance sold its technology and maintenance services to new customers during 2010, which accounts for the increase from 2009.

Operating Expenses. Our operating expenses for the years ended December 31, 2010 and 2009 were $2,303,373 and $980,182, respectively.  The increase from 2009 to 2010 is primarily the result of greater operational expenses such as payroll and professional services during 2010.

Interest Expense and Financing Costs. Our interest expense and financing costs for the year ended December 31, 2010 and 2009 were $1,205,552 and $149,537 respectively.  The increase in the interest expense and financing costs is the result of increased borrowings and interest incurred from existing and new borrowings during 2010.

Change in Accrued Derivative Liability.Change in accrued derivative liability for the years ended December 31, 2010 and 2009 was $1,093,065 and $577,887, respectively. The change in derivative liability is directly related to the change in the accrued derivative liability balance, which fluctuates based on fair value.

  Net Loss. Our net loss for the years ended December 31, 2010 and 2009 was $2,990,288 and $1,502,715, respectively.  The difference is principally due to additional operating expenses and interest expense during 2010.

Changes In Balance Sheet.We had current assets of $32,226 at December 31, 2010.  We had total assets of $3,821,033 at December 31, 2010, total liabilities of $9,324,219 at December 31, 2010 and stockholders’ deficit of $5,503,186 at December 31, 2010.

Liquidity, Capital Resources and Cash Requirements. During the year ended December 31, 2010 net cash used in operating activities was $564,669 as compared to $587,209 for the year ended December 31, 2009.   Net cash provided by investing activities during the year ended December 31, 2010 was $6,000, compared to $96,118 in 2009. Net cash provided by financing activities during the year ended December 31, 2010 was $417,633 as a result of the proceeds from notes payable of $661,831, offset by repayments of $224,198. Net cash provided by financing activities during the year ended December 31, 2009 was $650,907 as a result of the proceeds from notes payable of $688,498, offset by repayments of $37,591.

As a result of the above, as of December 31, 2010, we had a cash position of $24,400.

We have historically financed our operations via convertible-debt and preferred-stock financing obtained from various private equity firms. These funds intend, over time, to convert their positions into shares of our common stock. This will cause significant dilution to existing shareholders.

In the immediate future, we have no commitments or plans to finance our business. We will continue to finance our operations from the sale of debt and equity securities until we are able to generate sufficient cash flow from operations.  There is no assurance that we will be able to sale debt and equity securities on term favorable to us or it at all.

Contractual Obligations

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Notes payable	$4,721,518	$-	$-	$-	$4,721,518
Total	$4,721,518	$-	$-	$-	$4,721,518

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This Annual Report on Form 10-K does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position with the Company of each officer and director of the Company as of the date of this report.

Name	Age	Position
James D. Tilton, Jr.	50	Chairman of the Board, President, Chief Executive Officer and Secretary

Background of Executive Officers and Directors

James D. Tilton, Jr., has served as chairman of our board of directors, chief executive officer, president, secretary, treasurer and sole director since we were formed. Mr. Tilton has also served as President, Treasurer, Secretary and director of SEA-Tiger, Inc. since it resumed activity in 2008. Since August 2010 Mr. Tilton has also served as Chief Financial Officer and director of World Series of Golf, Inc., and since February 2010 Mr. Tilton has served as Chief Financial Officer and director of Savanna East Africa, Inc. Mr. Tilton has a B.A. in Political Science with an emphasis in Accounting/Business from the University of Louisville. Mr. Tilton’s experience as founder of the Company, in the securities industry (from 1995 to 1996, Mr. Tilton was a stockbroker at Morgan Keegan, and from 1997 to 1999, Mr. Tilton worked independently in the securities industry, specializing in corporate finance and investment banking) and as a director of other public companies qualifies him to serve as a director of the Company.

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

Audit Committee Financial Expert

Our board of directors acts as our audit committee. The Company does not have an audit committee financial expert due to the small size and early stage of the Company.

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

Family Relationships

None

Beneficial Ownership Reporting Compliance

Under section 16 of the Exchange Act, our directors and executive officers and beneficial owners of more than 10% of the our common stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in our common stock and derivative securities. Based solely on a review of those reports provided to us and written representations from those persons regarding the necessity to file any such reports, we are not aware of any failures to file reports or report transactions in a timely manner during our fiscal year ended December 31, 2010.

Code of Ethics

Our board of directors had adopted a code of ethics applicable to persons at our company who are responsible for financial management. A copy of the code of ethics is attached to this Annual Report as Exhibit 14.1.

Nominating Procedures

During 2010 there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation awarded to, earned by or paid to Mr. Tilton. We had no other officers during this period.

Name	Year	Salary		Bonus	Stock Awards	Option Awards ($)	Other	Total
James D. Tilton, Jr.	2010	$103,000			-		-	$103,000
President and CEO	2009	$231,000	(1)	$-	-	-	-	$231,000

(1) Accrued and unpaid

Employment Agreements

We are not party to any employment agreements.

Director Compensation

No compensation was paid to Mr. Tilton, our sole director, during the year ended December 31, 2010, for services as director.

Outstanding Equity Awards at December 31, 2010

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information about shares of common stock beneficially owned as of March 23, 2011 by:

●	each of our directors, executive officers and our executive officers and directors as a group; and
●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock;

Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

	Shares beneficially owned
	Number of shares		Percentage of class (1)
Stockholders
Beachhead, LLC (2) 14860 Montfort Drive, Suite 210 Dallas, TX 75254	3,541,333,333	(3)	47.39%

Directors and Officers:
James Tilton 2520 South Third Street, Suite 206 Louisville, KY 40208	5,027	(4)	*

All executive officers and directors as a group (1 person)	5,027		*

(*) Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 23, 2011 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2) Philip Verges has voting and investment power over the securities of the Company owned by Beachhead, LLC.

(3) Represents shares of common stock issuable upon conversion of 2,656 shares of Class A Preferred Stock. The holder of our outstanding Class A Preferred Stock owns 51% of the voting power of our stockholders.

(4) Includes 27 shares of outstanding Common Stock and 5,000 shares of Common Stock issuable upon conversion of 5,000 shares of Series C Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

The premises housing our executive and administrative office are owned by James D. Tilton, Jr., our chief executive officer. See “Item 2. Properties.” Starting July 1, 2003, he has charged us $1,250 per month for our use of these premises, and during 2005 rent was increased to $1,500 per month.  Since August 2006, the Company, due to lack of funds has been unable to pay rent. From June 2008 through July 2009, we moved to a space on Riverbend Drive in Ludlow, Kentucky. Rent was $1,500 per month, and Mr. Tilton paid the monthly rent on our behalf. Total rent expense accrued to Mr. Tilton, our CEO, for the year ended December 31, 2009 and 2008 was $4,500 and $18,000, respectively.  No such amount is due at December 31, 2010..

We have multiple notes payable outstanding as of December 31, 2010 and 2009 with various related parties. Below is a summary:

●	Loan payable to company wholly owned by officer of Stonewall Networks, Inc. in the amount of $400,178 and $386,153 as of December 31, 2010 and 2009, respectively.
●	Note payable to employee of Stonewall Networks, Inc. in the amounts of $102,026 and $105,026 as of December 31, 2010 and 2009, respectively.
●	Note payable to company wholly owned by officer of Stonewall Networks, Inc. in the amount of $18,815 and $61,439 as of December 31, 2010 and 2009, respectively.
●	Note payable to officer of Stonewall Networks, Inc. in the amount of $ 0 and $18,075 at December 31, 2010 and 2009, respectively.
●	Note payable to company wholly owned by officer of Enhance Network Communications, Inc. in the amount of $0 and $10,100 as of December 31, 2010 and 2009, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed to us for the fiscal years ended December 31, 2010 and 2009 by our principal accountants, Gruber and Company, LLC, are as follows:

	For the Years Ended December 31,
	2009	2010
Audit Fees	$9,000	$20,000
Audit-Related Fees	$10,000	$15,000
Tax Fees	$–	$–
Other Fees	$–	$–

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

3.7	Certificate of Amendment of Certificate of Designation of Class A Preferred Stock (incorporated by reference to the registrant’s current report on Form 8-K filed with the Commission on May 5, 2010)
3.8
Certificate of Amendment of Certificate of Designation of Series D Preferred Stock (incorporated by reference to the registrant’s current report on Form 8-K filed with the Commission on August 6, 2010)

3.9
Certificate of Amendment of Certificate of Designation of Series E Preferred Stock (incorporated by reference to the registrant’s current report on Form 8-K filed with the Commission on August 6, 2010)

3.10	Bylaws of the registrant (incorporated by reference to the registrant’s registration statement on Form 10-KSB, as amended, filed with the Commission on July 5, 2000).
10.1	Debenture issued by the registrant to Patrick L. Brown due April 30, 2004 (incorporated by reference to the registrant’s quarterly report on form 10-QSB filed with the Commission on June 6, 2004).
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

10.8	Form of Promissory Note, dated October 7, 2009 (incorporated by reference to the registrant’s current report on Form 8-K filed with the Commission on October 16, 2009).
10.9	Exchange Agreement, dated May 21, 2010, between the Company and Aubrey C. Brown (incorporated by reference to the registrant’s current report on Form 8-K filed with the Commission on May 26, 2010).
10.10	Convertible Promissory Note, dated May 27, 2010 (incorporated by reference to the registrant’s current report on Form 8-K filed with the Commission on June 3, 2010).
10.11	Convertible Debenture, dated September 28, 2010 (incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Commission on November 12, 2010).
14.1	Code of Ethics (incorporated by reference to the registrant’s annual report on Form 10-K filed with the Commission on April 8, 2010).
21.1	Subsidiaries of Registrant (incorporated by reference to the registrant’s annual report on Form 10-K filed with the Commission on April 8, 2010).
31.1	Certification of the Chief Executive Officer and principal financial officer under 18 U.S.C. section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer and principal financial officer under 18 U.S.C. section 1350, as adopted in accordance with section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NuMobile, Inc.

Date: March 31, 2011	By:	/s/ James D. Tilton, Jr.
James D. Tilton, Jr.
Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James D. Tilton, Jr. James D. Tilton, Jr. (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	Chairman, President and Chief Executive Officer	March 31, 2011

NuMobile, Inc and Subsidiaries
Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
NuMobile, Inc.
Louisville, Kentucky

We have audited the accompanying consolidated balance sheet of NuMobile, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuMobile, Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred a net loss of $2,990,288, used cash for operations of $564,669 for the year ended December 31, 2010, has an accumulated deficit of $12,344,682 as of December 31, 2010 and has a working capital deficit of $9,291,993 as of December 31, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber and Company, LLC
Certified Public Accountants

Lake St. Louis, Missouri
March 30, 2011

NuMobile, Inc and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2010 and 2009

	2010	2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,400	$177,436
Accounts receivable	6,986	130,171
Prepaid expenses	840	840

TOTAL CURRENT ASSETS	32,226	$308,447

PROPERTY AND EQUIPMENT, net	16,492	14,277
INTANGIBLE ASSETS, net	3,722,315	4,811,618
DEPOSIT	50,000	50,000

TOTAL ASSETS	$3,821,033	$5,184,342

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	943,678	1,072,186
Due to related party	185,294	7,295
Advances payable	50,000	-
Advances payable, related party	41,831	-
Convertible debt, net of discounts of $0 and $0, related party	100,000	100,000
Convertible debt, net of discounts of $48,066 and $23,156, respectively	1,718,150	211,284
Notes payable - related parties	521,019	580,793
Notes payable	2,382,349	3,647,593
Dividends payable	667,817	996,189
Accrued derivative liability	1,860,481	1,313,307
Preferred stock; Series A; $0.001 par value; 5,000 shares authorized; 0 and 2,656 shares issued and outstanding	-	265,600
Preferred stock; Series D convertible; $0.001 par value; 25,000 shares authorized; 6,118 and 9,034 shares issued and outstanding	611,800	903,400
Preferred stock; Series E convertible; $0.001 par value; 25,000 shares authorized; 2,418 and 2,418 shares issued and outstanding	241,800	241,800

TOTAL CURRENT LIABILITIES	9,324,219	9,339,447

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock; Series A; $0.001 par value; 5,000 shares authorized; 2,656 and 0 shares issued and outstanding	3	-
Preferred stock; Series B; $0.001 par value; 100,000 shares authorized; 0 and 0 shares issued and outstanding		-
Preferred stock; Series C; $0.001 par value; 12,000,000 shares authorized; 5,000 and 5,000 shares issued and outstanding	5	5
Common stock; $0.001 par value; 5,000,000,000 shares authorized; 210,796,359 and 3,241,387 shares issued and outstanding	210,796	3,241
Additional paid-in capital	6,630,692	5,393,700
Accumulated deficit	(12,344,682)	(9,552,051)

TOTAL STOCKHOLDERS' DEFICIT	(5,503,186)	(4,155,105)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,821,033	$5,184,342

The accompanying notes are an integral part of these consolidated financial statements.

NuMobile, Inc and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2010 and 2009

	2010	2009

REVENUES	$403,331	$177,815

COST OF REVENUE	277,929	48,529

GROSS PROFIT	125,402	129,286

OPERATING EXPENSES
General and adminstative	1,208,220	665,202
Depreciation and amortization	1,095,153	314,980

TOTAL OPERATING EXPENSES	2,303,373	980,182

LOSS FROM OPERATIONS	(2,177,971)	(850,896)

OTHER INCOME (EXPENSE)
Interest expense	(1,205,552)	(149,537)
Change in accrued derivative liability	1,093,065	577,887
Loss on conversion of debt to equity	(1,118,634)	(1,080,169)
Gain on forgiveness of debt	22,249	-
Loss on extinguishment of debt	(694,228)	-
Impact from re-pricing derivative liabilities	1,090,783	-

TOTAL OTHER INCOME (EXPENSE)	(812,317)	(651,819)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,990,288)	(1,502,715)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(2,990,288)	(1,502,715)

PREFERRED STOCK DIVIDENDS	(155,935)	(280,103)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(3,146,223)	$(1,782,818)

NET LOSS PER SHARE ATTRIBUTED TO COMMON STOCKHOLDERS - BASIC AND DILUTED:	$(0.16)	$(1.84)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	19,489,420	968,747

The accompanying notes are an integral part of these consolidated financial statements.

NuMobile, Inc and Subsidiaries
Consolidated Statement of Stockholders' Deficit
For The Years Ended December 31, 2010 and 2009

							Additional		Total
	Series A		Series C		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2008	-	$-	5,000	$5	200,895	$201	$2,268,819	$(7,769,233)	$(5,500,208)

Common stock issued for conversion of Series D preferred stock and preferred stock dividends					1,192,726	1,193	780,499		781,692
Accrued preferred stock dividends								(280,103)	(280,103)
Conversion of debt to equity					1,839,456	1,839	2,335,080		2,336,919
Shares issued for services					8,310	8	9,302		9,310
Net loss								(1,502,715)	(1,502,715)

Balance, December 31, 2009	-	-	5,000	5	3,241,387	3,241	5,393,700	(9,552,051)	(4,155,105)

Reclassification of Series A preferred stock arising from change in control	2,656	3					265,597		265,600
Cancellation of dividends in arrears on Series A preferred stock								353,592	353,592
Common stock issued for conversion of Series D preferred stock and preferred stock dividends					1,244,563	1,245	178,880		180,125
Fair value of conversion option liability upon issuance of Series D & E preferred stock							(262,090)		(262,090)
Accrued preferred stock dividends								(155,935)	(155,935)
Conversion of debt to equity					206,310,409	206,310	2,054,605		2,260,915
Conversion of Series D & E preferred stock into note payable							(1,000,000)		(1,000,000)
Net loss								(2,990,288)	(2,990,288)

Balance, December 31, 2010	2,656	$3	5,000	$5	210,796,359	$210,796	$6,630,692	$(12,344,682)	$(5,503,186)

The accompanying notes are an integral part of these consolidated financial statements.

NuMobile, Inc and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,990,288)	$(1,502,715)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,093,088	314,980
Amortization of debt discount	767,847	23,413
Bad debt expense	1,226	-
Change in accrued derivative liability	(1,093,065)	(577,887)
Non-cash financing charge	20,337	-
Loss on convertion of debt to equity	1,118,634	1,080,169
Gain on forgiveness of debt	(22,249)	-
Common stock issued for services	-	9,310
Note payable - related party issued for compensation	-	100,000
Impact from re-pricing derivative liabilities	(1,090,782)	-
Loss on extinguishment of debt	694,228	-
Changes in operating assets and liabilities:
Accounts receivable	121,959	120,239
Prepaid expenses	-	2,043
Accounts payable and accrued expenses	636,397	(164,056)
Due to related party	177,999	7,295

Net cash used in operating activities	(564,669)	(587,209)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash purchased with acquisition		103,438
Purchases of property and equipment	(6,000)	(7,320)

Net cash provided by (used in) financing activities	(6,000)	96,118

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from notes payable	641,831	688,498
Payments on notes payable	(224,198)	(37,591)

Net cash provided by financing activities	417,633	650,907

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(153,036)	159,816

CASH AND CASH EQUIVALENTS, Beginning of period	177,436	17,620

CASH AND CASH EQUIVALENTS, End of period	$24,400	$177,436

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of debentures/notes payable to common stock	$2,260,915	$2,336,918
Conversion of Series A, D & E preferred stock and dividends to common stock	$180,125	$781,693
Cancellation of dividends in arrears of Series A preferred stock	$353,592	$-
Conversion of accrued payroll liability into promissory note	$523,844	$-
Conversion of note payable to Series D & E preferred stock	$500,000	$-
Conversion of 7,500 of Series D and 2,500 of Series E preferred stock plus $349,600 note into new note payable	$750,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred a net loss of $2,990,288, used cash for operations of $564,669 for the year ended December 31, 2010, has an accumulated deficit of $12,344,682 as of December 31, 2010 and has a working capital deficit of $9,291,993 as of December 31, 2010.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that it can continue to raise equity or debt financing to support its operations or find an acquisition candidate to complete a merger. Management believes that this could cause additional dilution to its shares of common stock. During September 2009, the Company acquired, through a stock purchase, Enhance Network Communication, Inc., which has developed a proprietary large enterprise network security technology designed for managing the information management requirements of network delivered government services.  During October 2009, the Company also acquired, through a stock purchase, Stonewall Networks, Inc. which has developed a proprietary software solution for mobile network security, including an innovative security policy management product for enterprise customers.

Stock Splits

On January 7, 2004, the Company affected a one-for-ten (1 for 10) reverse stock split of its common stock.  On January 20, 2006, the Company authorized a one-for-fifty (1 for 50) reverse stock splits of its common stock.  On June 1, 2009, the Company authorized a one-for-one hundred sixty (1 for 160) reverse stock split of its common stock.  On September 3, 2010, the Company authorized a one-for-fifty (1 for 50) reverse stock split of its common stock.  All share information for common shares has been retroactively restated for these three reverse stock splits.

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

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.  As of December 31, 2010, the Company used estimates in determining accrued expenses, the value of stock based compensation issued for services and the value of the accrued derivative liability. Actual results could differ from these estimates.

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

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at December 31, 2010.

Description	Level 1	Level 2	Level 3

Liabilities

Accrued derivative liability	-	$1,860,481	-

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
For the Years Ended December 31, 2010 and 2009

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

Computer equipment	5 years
Office furniture and fixtures	7 years
Office equipment	5 years

The following are the details of property and equipment at December 31, 2010 and 2009:

	2010	2009

Computer equipment	$17,485	$9,418
Office furniture and fixtures	705	705
Office equipment	7,625	7,625
Total	25,815	17,748

Less accumulated depreciation	(9,323)	(3,471)

Net property and equipment	$16,492	$14,277

Intangib le Assets

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

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

The following are the details of intangible assets at December 31, 2010 and 2009:

	2010	2009

Software	$485,078	$485,078
Purchased technology	4,638,049	4,638,049
Total	5,123,127	5,123,127

Less Accumulated amortization	(1,400,812)	(311,509)

Intangibles, net	$3,722,315	$4,811,618

The following table summarizes the amortization over the next 5 years:

Year Ended December 31,	Amount

2011	$1,137,224
2012	910,528
2013	910,528
2014	764,035
2015	$-

Impairment of Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2010 and 2009, there was no significant impairment of its long-lived assets.

Accrued Derivative Liability

The Company’s convertible debt and the Series A, D and E preferred stock can be converted into common stock at a conversion price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate. The Company has bifurcated the beneficial conversion features embedded in its convertible debentures and preferred stock and has recorded the fair value of these beneficial conversion features as a current liability.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Convertible Preferred Stock and Convertible Note

The Company’s Series A, D and E preferred stock and convertible debt are presented as liabilities since the Company has financial instruments that are convertible into common stock at a conversion price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate and the Company does not have enough authorized shares to satisfy the conversion of its convertible preferred stock.

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

Loss Per Share

The Company reports loss per share in accordance with ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2010 and 2009 because the effect would have been anti-dilutive:

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

	2010	2009
Common stock issuable (approximate) upon conversion of notes payable	5,295,251,617	-

Common stock issuable (approximate) upon conversion of preferred stock	521,462,907	12,814,589

Comprehensive Loss

For the year ended December 31, 2010 and 2009, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive loss has not been included herein.

Reclassification

Certain reclassifications have been made to the 2009 balances to conform to the 2010 presentation. These reclassifications had no effect on the recorded net income or net loss.

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

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (ASC 820) Measuring Liabilities at Fair Value. This guidance clarifies that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the of the techniques prescribed by the update. This guidance is effective for the first reporting period beginning after issuance, which is the period ending December 31, 2009.  The impact of the adoption of this guidance was not significant to the Company’s consolidated financial statements.

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

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, “Derivatives and Hedging — Embedded Derivatives — Recognition.” All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU became effective for the Company on July 1, 2010. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.
NOTE 2 — RELATED PARTY TRANSACTIONS

The Company has a number of notes payable outstanding to related parties. See Note 5.

NOTE 3 — CONVERTIBLE DEBT

On September 21, 2009, the Company exchanged with a Holder 3,000 shares of its Series D preferred stock for a $301,250 convertible note, due March 21, 2010. The note accrued interest at 12% per annum. The balance of the note was $52,000 at December 31, 2009 and was fully converted and repaid during 2010. The number of shares to be received on conversion is determined by multiplying the principal being converted by 1% times the number of months from January 1, 2004 through the conversion notice date. The conversion price is equal to the lesser of 70% of the closing bid price on the date of the notice of conversion by the Holder and $0.0192. The Company recorded a beneficial conversion feature liability on September 21, 2009, valued at $46,569, which was recorded against the face value of the note and is being amortized over the note’s term. The Company valued the beneficial conversion feature liability on September 21, 2009 with the following assumptions: (1) Exercise price of $0.0192, (2) Term of 0.5 years, (3) Volatility of 0% and (4) Risk-free rate of 0.15%. The value of the liability at December 31, 2010 and 2009 was $0 and $35,476, respectively, and the change has been recorded through operations as a change in fair value of derivative liabilities in the amount of $35,476 and $11,094, respectively. The Company valued the beneficial conversion feature liability on December 31, 2009 with the following assumptions: (1) Exercise price of $0.00378, (2) Term of 0.25 years, (3) Volatility of 0% and (4) Risk-free rate of 0.20%.

On October 9, 2009, in consideration for compensation earned, the Company issued two unsecured notes payable to Jim Tilton, the Company’s President and Chief Executive Officer in the amount of $50,000 each, for a total principal amount of $100,000. The notes bear interest at 8% per annum and are due upon demand.  Principal and accrued and unpaid interest on the notes are convertible at the option of the holder at 50% of the closing price of the Company’s common stock on the date of conversion. The notes have been classified as convertible debt, related party in the accompanying balance sheets. The balance of the conversion option liability associated with these notes was $100,000 and $100,000 at December 31, 2010 and 2009, respectively. On December 31, 2010 and 2009, the notes were convertible into a total of 285,714,286 and 370,270 shares of common stock, respectively.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

On February 18, 2010, the Company entered into a convertible debenture for cash proceeds of $50,000. The debenture initially matured on August 18, 2010 and bears interest at 8% per annum. In October 2010, the note’s maturity was extended to March 31, 2011. The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, at a price per share equal to 50% of the lowest closing bid price for the preceding 10 days prior to the Company receiving notice of conversion. On February 18 and December 31, 2010, the debenture was convertible into 625,000 and 152,857,143 shares of the Company’s common stock, respectively. On May 20, 2010, the Company entered into a second convertible debenture with the same holder, for cash proceeds of $60,000. This debenture matured November 20, 2010, was issued on the same terms as the first convertible debenture and is currently in default at December 31, 2010. On May 20, 2010 and December 31, 2010, the debenture was convertible into 1,043,478 and 180,000,000 shares of the Company’s common stock, respectively. On September 28, 2010, the Company entered into a third convertible debenture with this holder, with a principal amount and cash proceeds of $100,000. This debenture matures March 28, 2011 and was issued on the same terms as the other convertible debentures issued to this holder. On September 28, 2010 and December 31, 2010, the debenture was convertible into 10,000,000 and 291,428,571 shares of the Company’s common stock, respectively. The Company has complied with the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of the embedded conversion option liability associated with the debentures. The initial fair values of the conversion option features were estimated at $50,045 on February 18, 2010, $65,283 on May 20, 2010 and $100,094 on September 28, 2010 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at the issuance dates of the debentures are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.18 – 0.22%, and (4) expected life of 0.50 years. On December 31, 2010, the entire $210,000 balance remained outstanding.

On March 3, 2010, the Company entered into a convertible debenture for cash proceeds of $90,000, which is in addition to a convertible debenture outstanding with the same holder in the amount of $182,440. The entire $272,440 debenture matured on September 30, 2010 and bears interest at 8% per annum. In October 2010, the note’s maturity was extended to March 31, 2011. The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, at a price per share equal to 50% of the closing bid price of the common stock on the date that the Company receives notice of conversion. On March 3 and December 31, 2010, the entire debenture was convertible into 1,417,457 and 878,942,857 shares of the Company’s common stock, respectively. The initial fair value of the conversion option feature was estimated at $287,354 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at March 3, 2010 in connection with this debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.19%, and (4) expected life of 0.59 years. On December 31, 2010, the entire $90,000 plus the $182,440 previous balance remained outstanding.

On February 26, 2010, the Company exchanged 2,000 shares, or $200,000 plus $1,250 of accrued dividends of its Series D preferred stock for a convertible promissory note with a principal amount of $201,250. The note matured on August 26, 2010 and bears interest at 12% per annum. The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, as is determined by dividing (i) the sum f (A) the outstanding amount, plus (B) an amount equal to 1% of the outstanding amount multiplied by the number of months elapsed from January 20, 2004 until the date of conversion by (ii) the conversion price at that time. The conversion price means the lesser of 70% of the closing bid price or (ii) $0.0192. On February 26, 2010, the note was convertible into 2,300,000 shares of the Company’s common stock. The initial fair value of the conversion option feature was estimated at $148,680 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at February 26, 2010 in connection with this debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.19%, and (4) expected life of 0.50 years. During the year ended December 31, 2010, the holder converted the entire balance of the note into 3,823,957 shares of the Company’s common stock.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

On May 27, 2010, the Company issued and sold a convertible note in the principal amount of $260,000, for a purchase price of $250,000 (reflecting an original issue discount of $10,000), to St. George Investments, LLC. Principal and unpaid interest on the note is due six months from the date of issuance. The note bears interest at the rate of 12% per annum, payable upon maturity. Outstanding principal, and accrued interest thereon is convertible into such number of shares of the Company’s common stock, as is determined by dividing (i) the sum of (A) the Outstanding Amount, plus (B) an amount equal to 1% of the Outstanding Amount multiplied by the number of whole months elapsed from May 31, 2010 until the date of conversion but in no event less than 10% of the Outstanding Amount by (ii) the Conversion Price (as defined in the note) at that time. The conversion price is defined in the note as the lesser of (a) 60% of the average of the closing bid price of the Company’s common stock on each of the five immediately preceding trading days or (b) $1.25. On May 27 and December 31, 2010, the note was convertible into 4,373,089 and 563,089,912 shares of the Company’s common stock, respectively. The initial fair value of the conversion option feature was estimated at $151,637 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at May 27, 2010 in connection with this debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.23%, and (4) expected life of 0.50 years.

On December 2, 2010, a holder of 7,500 shares of the Company’s Series D convertible preferred stock, 2,500 shares of the Company’s Series E preferred stock, and $349,600 in a note payable exchanged these instruments into a new Series 2010-A convertible promissory note due December 31, 2012 in the amount of $750,000. The new note bears interest at 8% per annum, payable semi-annually in arrears, on January 1 and July 1 of each year during the note’s term, with the first payment due and payable on January 1, 2011. The new note, plus any accrued and unpaid interest, is convertible at the holder’s option at any time, into shares of the Company’s common stock at a conversion price equal to 50% of the lowest of the closing bid prices for the common stock for the ten trading days prior to and including the conversion date. The Company has considered the impact of ASC 470-50 “Debt-Modifications and Extinguishments” on the accounting treatment for the restructuring of the instruments into one note. ASC 470-50 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment. The Company has concluded that the issuance of the Series 2010-A convertible note in place of the Series D preferred stock, Series E preferred stock and $349,600 promissory note constitutes a substantial modification. During the year ended December 31, 2010, the Company recognized a loss on extinguishment of debt of $773,148 representing the difference between the fair value of the Series 2010-A convertible promissory note and the carrying value of the original instruments, plus the fair value of the conversion option liability. The assumptions used in the Black-Scholes option pricing model at December 2, 2010 in connection with this debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.55%, and (4) expected life of 2.00 years.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Debt Extinguishment

On October 20, 2010, the employee who held a note due from the Company in the amount of $300,000 plus $27,000 in accrued interest assigned the note to a party unaffiliated with the Company, and the assignee renegotiated the terms of the note and amount due and payable from the Company. The original note was past due and the new holder waived any defaults, and the Company and the holder executed a replacement unsecured convertible promissory note with principal of $169,000. Interest on the replacement note accrues at a rate of 12% per annum; provided that upon occurrence of an event of default interest shall accrue at a rate of 18% per annum. The note is due on April 20, 2011. At any time prior to payment in full of the entire outstanding principal amount of this note, plus accrued interest hereunder, fees and collection costs, the holder shall have the right, at holder’s option, to convert the outstanding amount on this note, in whole or in part, into the number of shares of common stock as is determined by dividing (i) the sum of (A) the conversion amount, plus (B) an amount equal to 1% of the conversion amount multiplied by the number of whole months elapsed from the date hereof until the date of conversion but in no event less than 10% of the conversion amount by (ii) the conversion price at that time. The conversion price means 60% of the lesser of (y) the average of the closing bid prices of the common stock on each of the five immediately preceding trading days, or (z) the closing bid price for the common stock for the trading day immediately preceding the date of conversion.

The Company has considered the impact of ASC 470-50 “Debt-Modifications and Extinguishments” on the accounting treatment for the restructuring of the instruments into one note. The Company has concluded that the exchange of the old note for a replacement convertible note constitutes a substantial modification. During the year ended December 31, 2010, the Company recognized a gain on extinguishment of debt of $57,360 representing the difference between the fair value of the replacement note and the carrying value of the original note and accrued interest, plus the fair value of the conversion option. The assumptions used in the Black-Scholes option pricing model at October 20, 2010 in connection with this replacement note are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.17%, and (4) expected life of 0.50 years.

On October 22, 2010, an unrelated party who held a note due from the Company in the amount of $223,844 plus $20,146 in accrued interest assigned the note to a party unaffiliated with the Company, and the assignee renegotiated the terms of the note and amount due and payable from the Company. The original note was past due and the new holder waived any defaults, and the Company and the holder executed a replacement unsecured convertible promissory note with principal of $133,152. Interest on the replacement note accrues at a rate of 12% per annum; provided that upon occurrence of an event of default interest shall accrue at a rate of 18% per annum. The note is due on April 22, 2011. At any time prior to payment in full of the entire outstanding principal amount of this note, plus accrued interest hereunder, fees and collection costs, the holder shall have the right, at holder’s option, to convert the outstanding amount on this note, in whole or in part, into the number of shares of common stock as is determined by dividing (i) the sum of (A) the conversion amount, plus (B) an amount equal to 1% of the conversion amount multiplied by the number of whole months elapsed from the date hereof until the date of conversion but in no event less than 10% of the conversion amount by (ii) the conversion price at that time. The conversion price means 60% of the lesser of (y) the average of the closing bid prices of the common stock on each of the five immediately preceding trading days, or (z) the closing bid price for the common stock for the trading day immediately preceding the date of conversion.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

The Company has considered the impact of ASC 470-50 “Debt-Modifications and Extinguishments” on the accounting treatment for the restructuring of the instruments into one note. The Company has concluded that the exchange of the old note for a replacement convertible note constitutes a substantial modification. During the year ended December 31, 2010, the Company recognized a gain on extinguishment of debt of $21,560 representing the difference between the fair value of the replacement note and the carrying value of the original note and accrued interest, plus the fair value of the conversion option. The assumptions used in the Black-Scholes option pricing model at October 22, 2010 in connection with this replacement note are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.17%, and (4) expected life of 0.50 years.

The fair value of the conversion option feature associated with the Company’s outstanding convertible debentures at December 31, 2010 and December 31, 2009 was $1,860,481 and $1,313,307, respectively. The Company recorded a change of $1,093,065 and $577,887 in its accompanying statements of operations for the years ended December 31, 2010 and 2009, respectively as change in accrued derivative liability. The assumptions used in the Black-Scholes option pricing model at December 31, 2010 in connection with the Company’s outstanding convertible debentures are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.12% - 2.01%, and (4) expected life of 0.24 - 5 years. Interest expense on the Company’s debt for the years ended December 31, 2010 and 2009 was $417,910 and $126,547, respectively. Interest expense arising from amortization of debt discounts amounted to $671,062 and $23,156 during the years ended December 31, 2010 and 2009 respectively.

NOTE 4 — NOTE PAYABLE

Notes payable consisted of the following at December 31, 2010 and 2009:

	2010	2009
Note payable to investor; interest accrues at 12%; note is unsecured and due upon demand	$108,400	$108,400

Note payable to investor; interest accrues at 18%; note is unsecured and due upon demand	10,000	10,000

Note payable to investor; interest accrues at 18%; note is unsecured and due upon demand	-	19,119

Note payable assumed in connection with purchase of Enhance Network Communication, Inc.	178,875	425,000

Note payable to shareholders of Stonewall Networks, Inc.; note is due on December 31, 2011	1,350,000	1,350,000

Note payable to shareholders of Enhance Network Communication, Inc.; note is due on September 9, 2010. Note is past due.	-	1,000,000

Note payable to investor; note is unsecured; interest accrues at 8% and due June 15, 2010. Has been extended to March 31, 2011.	100,000	100,000

Note payable to investor; note is unsecured; interest accrues at 8% and due December 31, 2008. Has been extended to March 31, 2011.	25,016	25,016

Note payable to investor; note is unsecured; interest accrues at 8% and due October 15, 2011.	610,058	610,058

	$2,382,349	$3,647,593

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE 5 — NOTE PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the follows at December 31, 2010 and 2009:

	2010	2009
Loan payable to company wholly owned by officer of Stonewall Networks, Inc.; interest accrues at Prime Rate plus 1%; note is unsecured and due upon demand	400,178	386,153

Note payable to employee of Stonewall Networks, Inc.; interest accrues at 8%; note is unsecured and due on demand	102,026	105,026

Note payable to company wholly owned by officer of Stonewall Networks, Inc.; does not accrue interest; note is unsecured and due on demand	18,815	61,439

Note payable to officer of Stonewall Networks, Inc.; does not accrue interest; note is unsecured and due on demand	-	18,075

Note payable to company wholly owned by officer of Enhance Network Communication, Inc.; does not accrue interest; note is unsecured and due on demand	-	10,100
	$521,019	$580,793

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE 6 — STOCKHOLDERS’ DEFICIT

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

Common Stock

The Company had the following transactions in its common stock.

For the year ended December 31, 2010, the Company issued:

•	1,244,563 shares of common stock for the conversion of Series D stock and preferred stock dividends of $180,125;
•	206,310,409 shares of common stock for the conversion of convertible debt and notes payable of $2,260,915.

For the year ended December 31, 2009, the Company issued:

•	1,192,726 shares of common stock for the for conversion of Series D stock and preferred stock dividends of $781,692;
•	8,310 shares of common stock for services valued at $9,310 (the value was determined the fair value of the Company’s stock at the date of issuance); and
•	1,839,456 shares of common stock for the conversion of convertible debt/notes payable of $2,336,919.

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
For the Years Ended December 31, 2010 and 2009

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

On May 3, 2010, the Company filed an amendment to the Company’s certificate of designation of its Class A Preferred Stock. Pursuant to the Amendment:

☐	All accrued but unpaid dividends payable to the holders of Class A Preferred Stock were eliminated.

☐	The right of the holders of the Class A Preferred Stock to receive future dividends was eliminated.

☐	The holders of the Class A Preferred Stock will own 51% of the voting power of the shareholders of the Company.

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
For the Years Ended December 31, 2010 and 2009

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

On August 3, 2010,the Company filed amendments to the Company’s certificates of designation of its Series D and Series E Preferred Stock, respectively. Pursuant to the amendments, the number of shares of common stock issuable upon conversion of one share of Series D or Series E Preferred Stock, respectively, will be determined by dividing the stated value of $100 by the conversion price of $0.10 (subject to adjustment in the event of stock splits, combinations and stock dividends). The Company recognized a gain from re-pricing its derivative liabilities in the amount of $1,090,783 during the year ended December 31, 2010 in connection with the change in the conversion price of the Series D and Series E preferred stock.

On December 2, 2010, a holder of 7,500 shares of the Company’s Series D convertible preferred stock, 2,500 shares of the Company’s Series E preferred stock, and $349,600 in a note payable exchanged these instruments into a new Series 2010-A convertible promissory note due December 31, 2012 in the amount of $750,000. See Note 3.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE 7 — ACQUISITION

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
For the Years Ended December 31, 2010 and 2009

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

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE 8 — INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets
Federal net operating loss	$3,212,000	$2,246,000
State net operating loss	491,000	341,000
Total deferred tax assets	3,703,000	2,587,000
Less valuation allowance	(3,703,000)	(2,587,000)
	$-	$-

At December 31, 2010, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $9,446,000 and $9,817,000, respectively. NOLs could, if unused, expire in varying amounts in the years 2019 through 2021.

The valuation allowance increased by $1,116,000 and $561,000 during 2010 and 2009, respectively. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2010 and 2009 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2010 and 2009 is as follows:

	2010		2009

Federal income tax rate	(34.0%	)	(34.0%	)
State tax, net of federal benefit	(5.0%	)	(5.0%	)
Increase in valuation allowance	39.0%		39.0%

Effective income tax rate	0.0%		0.0%

Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

NOTE 9 — COMMITMENTS AND CONTINGENCIES

The Company’s executive and administrative office is located in Louisville, Kentucky. Rent for the premises is approximately $1,300 per month.

The Company’s subsidiary, Enhance Network Communication, Inc., rents 642 square feet of office space for its main corporate office in San Jose, California on a month-to-month lease.  Rent for the premises is approximately $1,200 per month.

The Company’s subsidiary, Stonewall Networks, Inc., rents shared office space on a month-to month arrangement for $840 per month..

The rent expense recorded for the years ended December 31, 2010 and 2009 was $56,287 and $24,722, respectively.

See Note 7 for disclosure of contingent liabilities in the amount of $4,000,000 related to the acquisition of Enhance Network Communication, Inc.

NOTE 10 — SUBSEQUENT EVENTS

The Company has evaluated all subsequent events that occurred up to the time of the Company's issuance of its financial statements.