Form 10-Q
period 2011-03-31
NUMOBILE, INC.
filed 2011-05-16
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

As of April 5, 2011 there were 4,762,033,932 shares of common stock outstanding.

NUMOBILE, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NUMOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$146,791	$24,400
Accounts receivable	6,986	6,986
Prepaid expenses	840	840

TOTAL CURRENT ASSETS	154,617	$32,226

PROPERTY AND EQUIPMENT, net	14,387	16,492
INTANGIBLE ASSETS, net	3,449,990	3,722,315
DEPOSIT	50,000	50,000

TOTAL ASSETS	$3,668,994	$3,821,033

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,118,333	$943,678
Due to related party	220,734	185,294
Advances payable	50,000	50,000
Advances payable, related party	41,831	41,831
Convertible debt, net of discounts of $0 and $0, related party	100,000	100,000
Convertible debt, net of discounts of $262,006 and $48,066, respectively	1,450,790	1,718,150
Notes payable - related parties	521,019	521,019
Notes payable	2,045,640	2,382,349
Dividends payable	697,052	667,817
Accrued derivative liability	1,906,647	1,860,481
Preferred stock; Series A; $0.001 par value; 5,000 shares authorized; 0 and 0 shares issued and outstanding	-	-
Preferred stock; Series D convertible; $0.001 par value; 25,000 shares authorized; 6,118 and 6,118 shares issued and outstanding	611,800	611,800
Preferred stock; Series E convertible; $0.001 par value; 25,000 shares authorized; 2,418 and 2,418 shares issued and outstanding	241,800	241,800

TOTAL CURRENT LIABILITIES	9,005,646	9,324,219

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock; Series A; $0.001 par value; 5,000 shares authorized; 2,656 and 2,656 shares issued and outstanding	3	3
Preferred stock; Series B; $0.001 par value; 100,000 shares authorized; 0 and 0 shares issued and outstanding	-	-
Preferred stock; Series C; $0.001 par value; 12,000,000 shares authorized; 5,000 and 5,000 shares issued and outstanding	5	5
Common stock; $0.001 par value; 5,000,000,000 shares authorized; 4,618,597,220 and 210,796,359 shares issued and outstanding	4,618,597	210,796
Additional paid-in capital	3,169,391	6,630,692
Accumulated deficit	(13,124,648)	(12,344,682)

TOTAL STOCKHOLDERS' DEFICIT	(5,336,652)	(5,503,186)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,668,994	$3,821,033

The accompanying notes are an integral part of these consolidated financial statements.

NuMobile, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010

REVENUES	$56,393	$88,840

COST OF REVENUE	-	50,854

GROSS PROFIT	56,393	37,986

OPERATING EXPENSES
General and adminstative	156,809	278,424
Depreciation and amortization	274,430	273,477

TOTAL OPERATING EXPENSES	431,239	551,901

LOSS FROM OPERATIONS	(374,846)	(513,915)

OTHER INCOME (EXPENSE)
Interest expense	(125,365)	(233,551)
Change in accrued derivative liability	202,462	164,313
Loss on conversion of debt to equity	(452,982)	(638,903)

TOTAL OTHER INCOME (EXPENSE)	(375,885)	(708,141)

LOSS BEFORE PROVISION FOR INCOME TAXES	(750,731)	(1,222,056)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(750,731)	(1,222,056)

PREFERRED STOCK DIVIDENDS	(29,235)	(50,919)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(779,966)	$(1,272,975)

NET LOSS PER SHARE ATTRIBUTED TO COMMON STOCKHOLDERS - BASIC AND DILUTED:	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	1,773,972,333	232,895,355

The accompanying notes are an integral part of these consolidated financial statements.

NuMobile, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Deficit
For The Three Months Ended March 31, 2011

	Series A		Series C		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2010	2,656	$3	5,000	$5	210,796,359	$210,796	6,630,692	$(12,344,682)	$(5,503,186)

Accrued preferred stock dividends								(29,235)	(29,235)
Conversion of debt to equity					4,407,800,861	4,407,801	(3,461,301)		946,500
Net loss								(750,731)	(750,731)

Balance, March 31, 2011	2,656	$3	5,000	$5	4,618,597,220	$4,618,597	$3,169,391	$(13,124,648)	$(5,336,652)

The accompanying notes are an integral part of these consolidated financial statements.

NuMobile, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010

	2011	2010

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(750,731)	$(1,222,056)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	274,430	273,477
Amortization of debt discount	34,688	128,802
Change in accrued derivative liability	(202,462)	(164,313)
Non-cash financing charge	-	14,960
Loss on convertion of debt to equity	452,982	638,903
Changes in operating assets and liabilities:
Accounts receivable	-	100,556
Accounts payable and accrued expenses	182,044	86,694
Due to related party	35,440	84,067

Net cash provided by (used in) operating activities	26,391	(58,910)

CASH FLOW FROM INVESTING ACTIVITIES:
Advances towards loans receivable	-	(6,000)

Net cash used in financing activities	-	(6,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from notes payable	100,000	140,000
Payments on notes payable	(4,000)	(91,837)

Net cash provided by financing activities	96,000	48,163

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	122,391	(16,747)

CASH AND CASH EQUIVALENTS, Beginning of period	24,400	177,436

CASH AND CASH EQUIVALENTS, End of period	$146,791	$160,689

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of debentures/notes payable to common stock	$486,129	$549,340
Conversion of Series D & E dividends to common stock	$-	$57,294
Conversion of Series A, D & E preferred stock and dividends to common stock	$-	$109,650
Conversion of accrued payroll liability into promissory note	$-	$523,844

The accompanying notes are an integral part of these consolidated financial statements.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2011

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

NuMobile, Inc. (the “Company”) was organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc.  Effective May 18, 2004, the Company changed its name to Phoenix Interests, Inc. and effective July 14, 2009 changed its name to NuMobile,Inc.  The Company’s prior business operations consisted of purchasing, training and selling of thoroughbred horses.  In July 2009, the Company launched a new business strategy to create a comprehensive and global mobile computing technology business.  In November 2010, the Company acquired a Kenyan shell entity in order to pursue business opportunities in Kenya. The entity has had no assets, liabilities or operations from the inception of the acquisition.

The unaudited consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred a net loss of $779,966, has an accumulated deficit of $13,124,648 as of March, 31, 2011 and has a working capital deficit of $8,851,029 as of March, 31, 2011.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management is looking to raise at least $1,500,000 of additional funds over the next twelve months through equity and debt financing. There is no assurance such funds will be available on terms acceptable to the Company, or at all.

Stock Splits

On January 7, 2004, the Company effected a one-for-ten (1 for 10) reverse split of its common stock.  On January 20, 2006, the Company effected a one-for-fifty (1 for 50) reverse splits of its common stock.  On June 1, 2009, the Company effected a one-for-one hundred sixty (1 for 160) reverse stock split of its common stock.  On September 3, 2010, the Company effected a one-for-fifty (1 for 50) reverse stock split of its common stock.  All share information for common shares has been retroactively restated for these four reverse stock splits.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2011

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Online Enterprises, Inc., Enhance Network Communication, Inc., and Stonewall Networks, Inc. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.  As of March 31, 2011, the Company used estimates in determining accrued expenses, the value of stock based compensation issued for services and the value of the accrued derivative liability. Actual results could differ from these estimates.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and notes payable, the carrying amounts approximate their fair values due to their short maturities.

Fair Value Measurements

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
For the Three Months Ended March 31, 2011

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at March 31, 2011.

Description	Level 1	Level 2	Level 3

Liabilities

Accrued derivative liability	-	$1,906,647	-

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
For the Three Months Ended March 31, 2011

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

Computer equipment	5 years
Office furniture and fixtures	7 years
Office equipment	5 years

The following are the details of property and equipment:

	March 31, 2011	December 31, 2010

Computer equipment	$17,485	$17,485
Office furniture and fixtures	705	705
Office equipment	7,625	7,625
Total	25,815	25,815

Less accumulated depreciation	(11,428)	(9,323)

Net property and equipment	$14,387	$16,492

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

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2011

The following are the details of intangible assets:

	March 31, 2011	December 31, 2010

Software	$485,078	$485,078
Purchased technology	4,638,049	4,638,049
Total	5,123,127	5,123,127

Less Accumulated amortization	(1,673,137)	(1.400,812)

Intangibles, net	$3,449,990	$3,722,315

Impairment of Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of March 31, 2011 and December 31, 2010, there was no significant impairment of its long-lived assets.

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
For the Three Months Ended March 31, 2011

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

Loss Per Share

The Company reports loss per share in accordance with ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2011 and 2010 because the effect would have been anti-dilutive:

	2011	2010
Common stock issuable (approximate) upon conversion of notes payable	19,078,871,281	217,430,366

Common stock issuable (approximate) upon conversion of preferred stock	1,786,487,187	619,987,810

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2011

Comprehensive Loss

For the three months ended March 31, 2011 and 2010, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive loss has not been included herein.

Reclassification

Certain reclassifications have been made to the 2010 balances to conform to the 2011 presentation. These reclassifications had no effect on the recorded net income or net loss.

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

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2011

NOTE 3 – CONVERTIBLE DEBT

Convertible debt, inclusive of the related party amount, consisted of the following at March 31, 2011 and December 31, 2010:

Date of Convertible Debt Issuance	March 31, 2011	December 31, 2010
October 9, 2009	$100,000	$100,000

February 18, 2010	-	50,000

May 20, 2010	-	60,000

March 23, 2011	50,000

March 23, 2011	60,000

September 28, 2010	100,000	100,000

March 28, 2011	100,000	-

March 3, 2010	272,440	272,440

May 27, 2010	47,185	237,605

December 2, 2010	581,019	744,019

February 15, 2011	200,000	-

October 2, 2010	169,000	169,000

October 2, 2010	133,152	133,152

Subtotal	1,812,796	1,866,216

Less: Debt discount	(262,006)	(48,066)

Total	$1,550,790	$1,818,150

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2011

The underlying terms of the convertible debt above have been included as follows:

On October 9, 2009, in consideration for compensation earned, the Company issued two unsecured notes payable to Jim Tilton, the Company’s President and Chief Executive Officer in the amount of $50,000 each, for a total principal amount of $100,000. The notes bear interest at 8% per annum and are due upon demand.  Principal and accrued and unpaid interest on the notes are convertible at the option of the holder at 50% of the closing price of the Company’s common stock on the date of conversion. The notes have been classified as convertible debt, related party in the accompanying balance sheets. The balance of the conversion option liability associated with these notes was $100,000 at March 31, 2011 and December 31, 2010. On March 31, 2011 and December 31, 2010, the notes were convertible into a total of 1,000,000,000 and 285,714,286 shares of common stock, respectively.

On February 18, 2010, the Company entered into a convertible debenture for cash proceeds of $50,000. The debenture initially matured on August 18, 2010 and bears interest at 8% per annum. In October 2010, the note’s maturity was extended to March 31, 2011. On March 23, 2011, the party who held the debenture assigned the debenture to a party unaffiliated with the Company, and the assignee renegotiated the terms of the note. The new note is due December 31, 2011 and bears interest at 8% per annum.  The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, at a price per share equal to 50% of the lowest closing bid price for the preceding 10 days prior to the Company receiving notice of conversion. On March 23, 2011 and March 31, 2011, the debenture was convertible into 545,000,000 and 1,090,000,000 shares of the Company’s common stock, respectively.

On May 20, 2010, the Company entered into a second convertible debenture with the same original holder, for cash proceeds of $60,000. This debenture matured November 20, 2010 and was issued on the same terms as the first convertible debenture.  On March 23, 2011, the party who held the debenture assigned the debenture to a party unaffiliated with the Company, and the assignee renegotiated the terms of the note. The new note is due December 31, 2011 and bears interest at 8% per annum.  The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, at a price per share equal to 50% of the lowest closing bid price for the preceding 10 days prior to the Company receiving notice of conversion. On March 23, 2011 and March 31, 2011, the debenture was convertible into 642,000,000 and 1,284,000,000 shares of the Company’s common stock, respectively.

On September 28, 2010, the Company entered into a third convertible debenture with the same original holder, with a principal amount and cash proceeds of $100,000. On March 23, 2011, the party who held the debenture assigned the debenture to a party unaffiliated with the Company, and the assignee renegotiated the terms of the note. The new note is currently due and bears interest at 8% per annum. The Company anticipates extending the maturity date to December 31, 2011.  The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, at a price per share equal to 50% of the lowest closing bid price for the preceding 10 days prior to the Company receiving notice of conversion. On March 23, 2011 and March 31, 2011, the debenture was convertible into 1,040,000,000 and 2,080,000,000 shares of the Company’s common stock, respectively. The Company has complied with the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of the embedded conversion option liability associated with the debentures.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2011

The initial fair values of the conversion option features were estimated at $54,623 on March 23, 2011, $64,345 on March 23, 2011 and $104,254 on March 23, 2011 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at the issuance dates of the debentures are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.30%, and (4) expected life of 0.75 years.

On March 28, 2011 the Company entered into a convertible debenture for cash proceeds of $100,000. The debenture initially matures on September 28, 2011 and bears interest at 8% per annum. The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, at a price per share equal to 50% of the lowest closing bid price for the preceding 10 days prior to the Company receiving notice of conversion. On March 28, 2011 and March 31, 2011, the debenture was convertible into 916,666,667 and 1,238,861,800 shares of the Company’s common stock, respectively. The Company has complied with the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of the embedded conversion option liability associated with the debenture. The initial fair value of the conversion option feature was estimated at $73,433 on March 28, 2011 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at the issuance dates of the debentures are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.18%, and (4) expected life of 0.50 years.

On March 3, 2010, the Company entered into a convertible debenture for cash proceeds of $90,000, which is in addition to a convertible debenture outstanding with the same holder in the amount of $182,440. The entire $272,440 debenture matures on December 31, 2011 and bears interest at 8% per annum. The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, at a price per share equal to 50% of the closing bid price of the common stock on the date that the Company receives notice of conversion. On March 3, 2010 and March 31, 2011, the entire debenture was convertible into 1,417,457 and 3,130,790,000 shares of the Company’s common stock, respectively. The initial fair value of the conversion option feature was estimated at $287,354 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at March 3, 2010 in connection with this debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.19%, and (4) expected life of 0.59 years.

On May 27, 2010, the Company issued and sold a convertible note in the principal amount of $260,000, for a purchase price of $250,000 (reflecting an original issue discount of $10,000), to St. George Investments, LLC. Principal and unpaid interest on the note is due six months from the date of issuance. The note bears interest at the rate of 12% per annum, payable upon maturity. Outstanding principal, and accrued interest thereon is convertible into such number of shares of the Company’s common stock, as is determined by dividing (i) the sum of (A) the Outstanding Amount, plus (B) an amount equal to 1% of the Outstanding Amount multiplied by the number of whole months elapsed from May 31, 2010 until the date of conversion but in no event less than 10% of the Outstanding Amount by (ii) the Conversion Price (as defined in the note) at that time. The conversion price is defined in the note as the lesser of (a) 60% of the average of the closing bid price of the Company’s common stock on each of the five immediately preceding trading days or (b) $1.25. During the three month period ending March 31, 2011, $190,420 of the outstanding balance was converted into 993,000,000 shares of common stock. On May 27, 2010 and March 31, 2011, the note was convertible into 4,373,089 and 653,898,148 shares of the Company’s common stock, respectively. The initial fair value of the conversion option feature was estimated at $151,637 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at May 27, 2010 in connection with this debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.23%, and (4) expected life of 0.50 years.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2011

On December 2, 2010, a holder of 7,500 shares of the Company’s Series D convertible preferred stock, 2,500 shares of the Company’s Series E preferred stock, and $349,600 in a note payable exchanged these instruments into a new Series 2010-A convertible promissory note due December 31, 2012 in the amount of $750,000. The new note bears interest at 8% per annum, payable semi-annually in arrears, on January 1 and July 1 of each year during the note’s term, with the first payment due and payable on January 1, 2011. The new note, plus any accrued and unpaid interest, is convertible at the holder’s option at any time, into shares of the Company’s common stock at a conversion price equal to 50% of the lowest of the closing bid prices for the common stock for the ten trading days prior to and including the conversion date. During the three month period ending March 31, 2011, $163,000 of the outstanding balance was converted into 2,073,764,748 shares of common stock.  On December 2, 2010 and March 31, 2011, the note was convertible to 652,173,913 and 5,992,500,000 shares of the Company’s common stock, respectively. The initial fair value of the conversion option feature was estimated at $1,475,920 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at December 2, 2010 in connection with this debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.55%, and (4) expected life of 2.00 years.

On February 15, 2011, the Company exchanged a note payable $200,000 and accrued interest of $38,500 into a convertible note. Principal and unpaid interest on the note is due October 15, 2011. The note bears interest at the rate of 8% per annum, payable upon maturity. The note, plus any accrued and unpaid interest, is convertible at the holder’s option at any time, into shares of the Company’s common stock at a conversion price equal to 50% of the lowest of the closing bid prices for the common stock for the five trading days prior to and including the conversion date. On February 15, 2011 and March 31, 2011, the note was convertible to 1,093,125,000 and 2,204,583,333 shares of the Company’s common stock, respectively. The assumptions used in the Black-Scholes option pricing model at February 15, 2011 in connection with this debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.17%, and (4) expected life of 0.66 years.

On October 20, 2010, the employee who held a note due from the Company in the amount of $300,000 plus $27,000 in accrued interest assigned the note to a party unaffiliated with the Company, and the assignee renegotiated the terms of the note and amount due and payable from the Company. The original note was past due and the new holder waived any defaults, and the Company and the holder executed a replacement unsecured convertible promissory note with principal of $169,000. Interest on the replacement note accrues at a rate of 12% per annum; provided that upon occurrence of an event of default interest shall accrue at a rate of 18% per annum. The note is due on April 20, 2011. At any time prior to payment in full of the entire outstanding principal amount of this note, plus accrued interest hereunder, fees and collection costs, the holder shall have the right, at holder’s option, to convert the outstanding amount on this note, in whole or in part, into the number of shares of common stock as is determined by dividing (i) the sum of (A) the conversion amount, plus (B) an amount equal to 1% of the conversion amount multiplied by the number of whole months elapsed from the date hereof until the date of conversion but in no event less than 10% of the conversion amount by (ii) the conversion price at that time. The conversion price means 60% of the lesser of (y) the average of the closing bid prices of the common stock on each of the five immediately preceding trading days, or (z) the closing bid price for the common stock for the trading day immediately preceding the date of conversion. On October 20, 2010 and March 31, 2011, the note was convertible to 34,812,734 and 1,471,708,333 shares of the Company’s common stock, respectively. The assumptions used in the Black-Scholes option pricing model at October 20, 2010 in connection with this replacement note are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.17%, and (4) expected life of 0.50 years.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2011

On October 22, 2010, an unrelated party who held a note due from the Company in the amount of $223,844 plus $20,146 in accrued interest assigned the note to a party unaffiliated with the Company, and the assignee renegotiated the terms of the note and amount due and payable from the Company. The original note was past due and the new holder waived any defaults, and the Company and the holder executed a replacement unsecured convertible promissory note with principal of $133,152. Interest on the replacement note accrues at a rate of 12% per annum; provided that upon occurrence of an event of default interest shall accrue at a rate of 18% per annum. The note is due on April 22, 2011. At any time prior to payment in full of the entire outstanding principal amount of this note, plus accrued interest hereunder, fees and collection costs, the holder shall have the right, at holder’s option, to convert the outstanding amount on this note, in whole or in part, into the number of shares of common stock as is determined by dividing (i) the sum of (A) the conversion amount, plus (B) an amount equal to 1% of the conversion amount multiplied by the number of whole months elapsed from the date hereof until the date of conversion but in no event less than 10% of the conversion amount by (ii) the conversion price at that time. The conversion price means 60% of the lesser of (y) the average of the closing bid prices of the common stock on each of the five immediately preceding trading days, or (z) the closing bid price for the common stock for the trading day immediately preceding the date of conversion. On October 22, 2010 and March 31, 2011, the note was convertible to 28,718,964 and 1,159,529,667 shares of the Company’s common stock, respectively. The assumptions used in the Black-Scholes option pricing model at October 22, 2010 in connection with this replacement note are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.17%, and (4) expected life of 0.50 years.

The fair value of the conversion option feature associated with the Company’s outstanding convertible debentures at March 31, 2011 and December 31, 2010 was $1,906,647 and $1,860,481, respectively. The Company recorded a change of $202,462 and $164,313 in its accompanying statements of operations for the three months ended March 31, 2011 and 2010, respectively as change in accrued derivative liability. The assumptions used in the Black-Scholes option pricing model at March 31, 2011 in connection with the Company’s outstanding convertible debentures are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.05% - 2.24%, and (4) expected life of 0.05 - 5 years. Interest expense on the Company’s debt for the three months ended March 31, 2011 and 2010 was $90,677 and $104,749, respectively. Interest expense arising from amortization of debt discounts amounted to $ 34,688 and $128,802 during the three months ended March 31, 2011 and 2010, respectively.

NOTE 4 – NOTE PAYABLE

Notes payable consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Note payable to investor; interest accrues at 12%; note is unsecured and due upon demand	$63,400	$108,400
Note payable to investor; interest accrues at 18%; note is unsecured and due upon demand	110,000	10,000
Note payable assumed in connection with purchase of Enhance Network Communication, Inc.	87,166	178,875
Note payable to shareholders of Stonewall Networks, Inc.; note is due on December 31, 2011	1,350,000	1,350,000
Note payable to investor; note is unsecured; interest accrues at 8% and due upon demand	100,000	100,000
Note payable to investor; note is unsecured; interest accrues at 8% and upon demand	25,016	25,016
Note payable to investor; note is unsecured; interest accrues at 8% and due October 15, 2011.	410,058	610,058
	$2,045,640	$2,382,349

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2011

NOTE 5 – NOTE PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the follows at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Loan payable to company wholly owned by officer of Stonewall Networks, Inc.; interest accrues at Prime Rate plus 1%; note is unsecured and due upon demand	400,178	400,178
Note payable to employee of Stonewall Networks, Inc.; does not accrue interest; note is unsecured and due on demand	102,026	102,026
Note payable to company wholly owned by officer of Stonewall Networks, Inc.; does not accrue interest; note is unsecured and due on demand	18,815	18,815

	$521,019	$521,019

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

On January 7, 2004, the Company effected a one-for-ten reverse split of its common stock. On January 20, 2006, the Company effected a one-for-fifty reverse split of its common stock. On June 1, 2009, the Company effected a one-for-one hundred sixty (160) reverse split of its common stock. On September 3, 2010, the Company effected a one-for-fifty (1 for 50) reverse split of its common stock. All share information for common shares has been retroactively restated for these four reverse stock splits.

Common Stock

The Company had the following transactions in its common stock.

For the three months ended March 31, 2011, the Company issued:

●	4,407,800,861 shares of common stock for the conversion of convertible debt and notes payable of $490,128.

NuMobile, Inc and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2011

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

Series A Preferred Stock - There are 5,000 shares of Series A preferred stock authorized. Each share of Series A preferred stock was initially entitled to receive a monthly dividend of $2.00 per share, payable quarterly in arrears, and is convertible into common stock at the rate of $100 per share ($500,000 in the aggregate) divided by the conversion price which is equal to (1) 75% of the closing bid price of the common stock (if at the option of the holder), or (2) 60% of the closing bid price of the common stock (if at the option of our company). In the event of liquidation, all shares of Series A preferred stock would automatically be converted into shares of our common stock at rate of $100 per share, with holders of shares of Series A preferred stock being entitled to receive, in the aggregate, shares of our common stock valued at $500,000. Shares of Series A preferred stock initially were to vote with shares of our common stock on an as-converted basis.

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
For the Three Months Ended March 31, 2011

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

Series E Preferred Stock - There are 25,000 shares of Series E preferred stock authorized. Shares of Series E preferred stock may, at the option of the holder, be converted into shares of common stock at the conversion rate in effect at the time of conversion. The number of shares into which one share of Series E preferred stock is convertible will be determined by dividing (1) the sum of (A) the “Stated Value” (equal to $100) plus (B) an amount equal to 1.5% of the Stated Value multiplied by the number of months from the date of issuance until the date of conversion (pro-rated for any period of less than a month) by (2) the lesser of (A) $0.006 and (B) the Conversion Price at that time. For these purposes, “Conversion Price” means 70% of the Closing Bid Price, and “Closing Bid Price” on a given day means the lowest closing bid price of the common stock out of the closing bid price of the common stock on each of the five immediately preceding trading days on NASDAQ or any other principal securities price quotation system or market on which prices of the common stock are reported.

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
For the Three Months Ended March 31, 2011

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

The rent expense recorded for the three months ended March 31, 2011 and 2010 was $16,282 and $11,582, respectively.

NOTE 8 – SUBSEQUENT EVENTS

In May 2011, the Company entered into a non-binding letter of intent which contemplates that the Company will acquire a subsidiary operation of China Crescent Enterprises, Inc., located in Shenzen, China.  The subsidiary provides original design and manufacturing services primarily within the mobile communications market sector. There is no assurance a definitive agreement will be reached.

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

Overview

We were organized under the laws of Nevada on March 25, 1999 as Thoroughbred Interests, Inc. Effective May 18, 2004, we changed our name to Phoenix Interests, Inc. and effective July 14, 2009 we changed our name to NuMobile, Inc. In connection with this latter name change, our stock ticker symbol on the Over-the-Counter Bulletin Board was changed from “PXIT” to “NUBL.” Our prior business operations consisted of purchasing, training and selling of thoroughbred horses. In July 2009, we launched a new business strategy to create a comprehensive and global mobile computing technology business.

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

In November 2010, we acquired a Kenyan shell entity in order to pursue business opportunities in Kenya. The entity has had no assets, liabilities or operations from the inception of the acquisition.

In May 2011, we entered into a non-binding letter of intent with China Crescent Enterprises, Inc., which contemplates that we will acquire a subsidiary operation of China Crescent Enterprises, Inc., located in Shenzen, China.  The subsidiary provides original design and manufacturing services primarily within the mobile communications market sector. There is no assurance a definitive agreement will be reached.

Our business address is 2520 South Third Street, Suite 206, Louisville, Kentucky 40208, and our telephone number is (502) 636-2807.

NuMobile, Inc

NuMobile currently conducts its operations through its subsidiaries Enhance and Stonewall. NuMobile’s plan and focus is to strategically acquire corporations that focus on four major vertical markets. The first of these markets is applications providing for smart phones and mobile computing trending to cloud network support and scaling. The second is infrastructure, architect design and management for wireless and land based networking. The third is the creation of mobile framework and applications for healthcare services and products. The fourth and last is providing infrastructure and support to the hospitality and gaming sectors with emphasis on mobile monitoring of fleet management, infrastructure security and communication for security detailing. Except with respect to the non-binding letter of intent with China Crescent Enterprises, Inc. noted above, we have no current arrangements or agreements for any specific acquisitions.

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

Operating Results for the Three Months Ended March 31, 2011 and 2010

Revenue.  Revenue for the three months ended March 31, 2011 and 2010 was $56,393 and $88,840, respectively. The decrease in revenue in 2011 compared to 2010 is primarily the result of a decrease in the overall goods and services provided between the periods.

Operating Expenses.  Operating expenses for the three months ended March 31, 2011 and 2010 were $431,239 and $551,901, respectively.  The decrease from 2010 to 2011 is primarily the result of the operational expenses incurred in 2010 from our two subsidiaries acquired in late 2009, Enhance Network Communication, Inc. and Stonewall Networks, Inc. The subsequent expenses relating to their respective acquisition dates were completed in 2010 and no longer incurred in 2011.

Interest Expense and Financing Costs.  Interest expense for the three months ended March 31, 2011 and 2010 was $125,365and $233,551, respectively.  The decrease in the interest expense and financing costs is the result of a reduction in the average outstanding debt due to an increase in debt conversions during 2011.

Change in Accrued Derivative Liability.  Change in accrued derivative liability for the three months ended March 31, 2011 and 2010 was $202,462 and $164,313, respectively. The change in derivative liability is directly related to the change in the accrued derivative liability balance, which fluctuates based on fair value each period.

Loss on conversion of debt to equity.  Loss on conversion of debt to equity for the three months ended March 31, 2011 and 2010 was 452,982 and $638,903, respectively. This amount represents the excess of the fair value of the stock issued over the carrying value of the debt that was converted, in instances where the debt’s terms did not contain a conversion provision.

Net Loss.  Net loss for the three months ended March 31, 2011 and 2010 was $779,966 and $1,222,056, respectively.  The difference is principally due to the change in accrued derivative liability.

Changes In Balance Sheet.  We had current assets of $154,617 at March 31, 2011.  We had total assets of $3,668,994 at March 31, 2011, total liabilities of $11,175,794 at March 31, 2011and stockholders’ deficit of $7,506,800 at March 31, 2011.

Liquidity, Capital Resources and Cash Requirements.  During the three months ended March 31, 2011 net cash provided by operating activities was $26,391 as compared to net cash used in operating activities of $58,910 for the three months ended March 31, 2010.  During the three months ended March 31, 2011, net cash used in investing was zero as compared to net cash used in investing of $6,000 towards advances on loans receivables during the three months ended March 31, 2010.   Net cash provided by financing activities during the three months ended March 31, 2011 and 2010 was $96,000 and $48,163, respectively, primarily as a result of the net proceeds from notes payable.

As a result of the above, as of March 31, 2011, we had a cash position of $146,791.

Stock Splits.  On January 7, 2004, we effected a one-for-ten (1 for 10) reverse split of our common stock.  On January 20, 2006, we effected a one-for-fifty (1 for 50) reverse split of our common stock.  On June 1, 2009, we effected a one-for-one hundred sixty (1 for 160) reverse split of our common stock. On September 3, 2010, we effected a one-for-fifty (1 for 50) reverse split of our common stock. All share information for common shares has been retroactively restated for these four reverse stock splits.

We have historically financed our operations via convertible-debt and preferred-stock financing obtained from various private equity firms. These funds intend, over time, to convert their positions into shares of our common stock. This will cause significant dilution to existing shareholders.

We currently have sufficient cash to continue our operations for three months.  We will require additional funds through the receipt of conventional sources of capital or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. Management estimates that it will need to raise $1,500,000 over the next twelve months. There is no assurance we will be successful in raising additional capital or achieving profitable operations.

Change in Number of Employees

In connection with the acquisitions of Stonewall Networks, Inc. and Enhance Network Communication, Inc., we anticipate hiring additional employees to allow us to expand our business. There has been no significant change in the number of employees during the three months ended March 31, 2011.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes from the disclosure provided in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, the Company issued 4,407,800,861 shares of common stock upon conversion of convertible debt and notes in the amount of $490,128.

On February 15, 2011, the Company exchanged a note payable $200,000 and accrued interest of $38,500 into a convertible note. Principal and unpaid interest on the note is due October 15, 2011. The note bears interest at the rate of 8% per annum, payable upon maturity. The note, plus any accrued and unpaid interest, is convertible at the holder’s option at any time, into shares of the Company’s common stock at a conversion price equal to 50% of the lowest of the closing bid prices for the common stock for the five trading days prior to and including the conversion date.

On March 28, 2011, the Company issued a convertible debenture to Cove Partners, LLC in the principal amount of $100,000. The convertible debenture is convertible into shares of common stock at a conversion price of 50% of the lowest closing bid price for the preceding ten trading days prior to the Company receiving notice of conversion.

In connection with the foregoing, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Defaults Upon Senior Securities

As of the filing of this document, we are currently in default on the following debt:

●	The St. George convertible promissory note: Principal and interest owed as of the date of this filing is $70,621.

Item 4.  [Removed and Reserved.]

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

No.	Description

10.1	Convertible Debenture, dated February 15, 2011

10.2	Convertible Debenture, dated March 28, 2011

31.1	Certification of the Principal Executive Officer and Principal Financial Officer under 18 U.S.C. section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer under 18 U.S.C. section 1350, as adopted in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NUMOBILE, INC.

Dated: May 16, 2011	By:	/s/ James D. Tilton, Jr.
James D. Tilton, Jr.
Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)