Form 10-Q
period 2011-06-30
NUMOBILE, INC.
filed 2011-08-11
CIK 1092448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☐

As of August 2, 2011 there were 4,987,033,932 shares of common stock outstanding.

NUMOBILE, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NUMOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$63,760	$24,400
Accounts receivable	6,986	6,986
Prepaid expenses	840	840

TOTAL CURRENT ASSETS	71,586	$32,226

PROPERTY AND EQUIPMENT, net	12,282	16,492
INTANGIBLE ASSETS, net	3,177,665	3,722,315
DEPOSIT	50,000	50,000

TOTAL ASSETS	$3,311,533	$3,821,033

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,288,068	$943,678
Due to related party	220,734	185,294
Advances payable	50,000	50,000
Advances payable, related party	41,831	41,831
Convertible debt, net of discounts of $0 and $0, related party	100,000	100,000
Convertible debt, net of discounts of $137,343 and $48,066, respectively	1,491,434	1,718,150
Notes payable - related parties	518,388	521,019
Notes payable	2,025,640	2,382,349
Dividends payable	726,287	667,817
Accrued derivative liability	1,736,540	1,860,481
Preferred stock; Series A; $0.001 par value; 5,000 shares authorized; 0 and 0 shares issued and outstanding	-	-
Preferred stock; Series D convertible; $0.001 par value; 25,000 shares authorized; 6,118 and 6,118 shares issued and outstanding	611,800	611,800
Preferred stock; Series E convertible; $0.001 par value; 25,000 shares authorized; 2,418 and 2,418 shares issued and outstanding	241,800	241,800

TOTAL CURRENT LIABILITIES	9,052,522	9,324,219

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock; Series A; $0.001 par value; 5,000 shares authorized; 2,656 and 2,656 shares issued and outstanding	3	3
Preferred stock; Series B; $0.001 par value; 100,000 shares authorized; 0 and 0 shares issued and outstanding	-	-
Preferred stock; Series C; $0.001 par value; 12,000,000 shares authorized; 5,000 and 5,000 shares issued and outstanding	5	5
Common stock; $0.001 par value; 5,000,000,000 shares authorized; 4,987,033,932 and 210,796,359 shares issued and outstanding	4,987,034	210,796
Additional paid-in capital	2,860,302	6,630,692
Accumulated deficit	(13,588,333)	(12,344,682)

TOTAL STOCKHOLDERS' DEFICIT	(5,740,989)	(5,503,186)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,311,533	$3,821,033

The accompanying notes are an integral part of these consolidated financial statements.

NUMOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

REVENUES	$61,850	$185,104	$118,243	$273,944

COST OF REVENUE	-	128,451	-	179,305

GROSS PROFIT	61,850	56,653	118,243	94,639

OPERATING EXPENSES
General and adminstative	226,493	409,751	383,302	688,175
Depreciation and amortization	274,430	273,487	548,860	546,964

TOTAL OPERATING EXPENSES	500,923	683,238	932,162	1,235,139

LOSS FROM OPERATIONS	(439,073)	(626,585)	(813,919)	(1,140,500)

OTHER INCOME (EXPENSE)
Interest expense	(210,159)	(400,781)	(335,524)	(634,332)
Change in accrued derivative liability	170,107	926	372,569	165,239
Gain (loss) on conversion of debt to equity	44,675	200,808	(408,307)	(438,095)
Gain on forgiveness of debt	-	22,249	-	22,249

TOTAL OTHER INCOME (EXPENSE)	4,623	(176,798)	(371,262)	(884,939)

LOSS BEFORE PROVISION FOR INCOME TAXES	(434,450)	(803,383)	(1,185,181)	(2,025,439)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(434,450)	(803,383)	(1,185,181)	(2,025,439)

PREFERRED STOCK DIVIDENDS	(29,235)	(54,983)	(58,470)	(105,902)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(463,685)	$(858,366)	$(1,243,651)	$(2,131,341)

NET LOSS PER SHARE ATTRIBUTED TO COMMON STOCKHOLDERS - BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	4,951,954,992	338,461,596	3,337,197,294	442,867,768

The accompanying notes are an integral part of these consolidated financial statements.

NUMOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(unaudited)

	Series A		Series C		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2010	2,656	$3	5,000	$5	210,796,359	$210,796	6,630,692	$(12,344,682)	$(5,503,186)

Accrued preferred stock dividends								(58,470)	(58,470)
Conversion of debt to equity					4,776,237,573	4,776,238	(3,770,390)		1,005,848
Net loss								(1,185,181)	(1,185,181)

Balance, June 30, 2011	2,656	$3	5,000	$5	4,987,033,932	$4,987,034	$2,860,302	$(13,588,333)	$(5,740,989)

The accompanying notes are an integral part of these consolidated financial statements.

NUMOBILE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

	2011	2010

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,185,181)	$(2,025,439)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	548,860	546,967
Amortization of debt discount	159,351	404,070
Bad debt expense	-	1,226
Change in accrued derivative liability	(372,569)	(165,239)
Non-cash financing charge	-	20,243
Loss on convertion of debt to equity	408,307	438,095
Gain on forgiveness of debt	-	(22,249)
Changes in operating assets and liabilities:
Accounts receivable	-	113,805
Prepaid expenses	-	(66)
Accounts payable and accrued expenses	351,783	370,136
Due to related party	35,440	48,469

Net cash used in operating activities	(54,009)	(269,982)

CASH FLOW FROM INVESTING ACTIVITIES:
Advances towards loans receivable	-	(6,000)

Net cash used in investing activities	-	(6,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from notes payable	100,000	450,000
Payments on notes payable	(6,631)	(159,498)

Net cash provided by financing activities	93,369	290,502

NET INCREASE IN CASH AND CASH EQUIVALENTS	39,360	14,520

CASH AND CASH EQUIVALENTS, Beginning of period	24,400	177,436

CASH AND CASH EQUIVALENTS, End of period	$63,760	$191,956

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of debentures/notes payable to common stock	$590,140	$788,902
Conversion of Series A, D & E preferred stock and dividends to common stock	$-	$180,125
Cancellation of dividends in arrears of Series A preferred stock	-	353,592
Conversion of accrued payroll liability into promissory note	$-	$523,844
Conversion of note payable to Series D & E preferred stock	$-	$500,000

The accompanying notes are an integral part of these financial statements.

NUMOBILE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The unaudited consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred a net loss of $1,185,181, has an accumulated deficit of $13,588,333 as of June 30, 2011 and has a working capital deficit of $8,980,936 as of June 30, 2011.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management is looking to raise at least $1,500,000 of additional funds over the next twelve months through equity and debt financing. There is no assurance such funds will be available on terms acceptable to the Company, or at all.

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

NUMOBILE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.  As of June 30, 2011, the Company used estimates in determining accrued expenses, the value of stock based compensation issued for services and the value of the accrued derivative liability. Actual results could differ from these estimates.

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

NUMOBILE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at June 302011:

Description	Level 1	Level 2	Level 3

Liabilities

Accrued derivative liabilities		$1,736,540

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

NUMOBILE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Computer equipment	5 years

Office furniture and fixtures	7 years

Office equipment	5 years

The following are the details of property and equipment:

	June 30, 2011	December 31, 2010
	(unaudited)

Computer equipment	$17,485	$17,485
Office furniture and fixtures	705	705
Office equipment	7,625	7,625
	25,815	25,815
Less accumulated depreciation	(13,533)	(9,323)
Fixed assets, net	$12,282	$16,492

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

The following are the details of intangible assets:

	June 30, 2011	December 31, 2010
	(unaudited)

Software	$485,078	$485,078
Purchased technology	4,638,049	4,638,049
	5,123,127	5,123,127
Less accumulated amortization	(1,945,462)	(1,400,812)
Fixed assets, net	$3,177,665	$3,722,315

NUMOBILE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of June 30, 2011 and December 31, 2010, there was no significant impairment of its long-lived assets.

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

NUMOBILE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loss Per Share

The Company reports loss per share in accordance with ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  The following potential common shares have been excluded from the computation of diluted net loss per share for the six months ended June 30, 2011 and 2010 because the effect would have been anti-dilutive:

	2011	2010

Common stock issuable (approximate) upon conversion of convertible debt	22,246,009,667	1,612,579,738

Common stock issuable (approximate) upon conversion of convertible stock	3,557,450,853	3,702,255,048

Comprehensive Loss

For the three and six months ended June 30, 2011 and 2010, the Company did not have items that represented other comprehensive income and, accordingly, a statement of comprehensive loss has not been included herein.

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

NUMOBILE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company has a number of notes payable outstanding to related parties. See Note 5.

NOTE 3 – CONVERTIBLE DEBT

Convertible debt, inclusive of the related party amount, consisted of the following at June 30, 2011 and December 31, 2010:

Date of Convertible Debt Issuance	June 30, 2011	December 31, 2010

October 9, 2009	100,000	100,000

February 18, 2010	-	50,000

May 20, 2010	-	60,000

March 23, 2011	50,000	-

March 23, 2011	60,000	-

September 28, 2010	100,000	100,000

March 28, 2011	100,000	-

March 3, 2010	272,440	272,440

May 27, 2010	47,185	237,605

December 2, 2010	497,000	744,019

February 15, 2011	200,000	-

October 2, 2010	169,000	169,000

October 2, 2010	133,152	133,152

Subtotal	1,728,777	1,866,216

Less: Debt discount	(137,343)	(48,066)

Total	1,591,434	1,818,150

NUMOBILE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The underlying terms of the convertible debt above have been included as follows:

On October 9, 2009, in consideration for compensation earned, the Company issued two unsecured notes payable to Jim Tilton, the Company’s President and Chief Executive Officer in the amount of $50,000 each, for a total principal amount of $100,000. The notes bear interest at 8% per annum and are due upon demand.  Principal and accrued and unpaid interest on the notes are convertible at the option of the holder at 50% of the closing price of the Company’s common stock on the date of conversion. The notes have been classified as convertible debt, related party in the accompanying balance sheets. The balance of the conversion option liability associated with these notes was $100,000 at June 30, 2011 and December 31, 2010. On June 30, 2011 and December 31, 2010, the notes were convertible into a total of 2,000,000,000 and 285,714,286 shares of common stock, respectively.

On February 18, 2010, the Company entered into a convertible debenture for cash proceeds of $50,000. The debenture initially matured on August 18, 2010 and bears interest at 8% per annum. In October 2010, the note’s maturity was extended to March 31, 2011. On March 23, 2011, the party who held the debenture assigned the debenture to a party unaffiliated with the Company, and the assignee renegotiated the terms of the note. The new note is due December 31, 2011 and bears interest at 8% per annum.  The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, at a price per share equal to 50% of the lowest closing bid price for the preceding 10 days prior to the Company receiving notice of conversion. On March 23, 2011 and June 30, 2011, the debenture was convertible into 545,000,000 and 555,000,000 shares of the Company’s common stock, respectively.

On May 20, 2010, the Company entered into a second convertible debenture with the same original holder, for cash proceeds of $60,000. This debenture matured November 20, 2010 and was issued on the same terms as the first convertible debenture.  On March 23, 2011, the party who held the debenture assigned the debenture to a party unaffiliated with the Company, and the assignee renegotiated the terms of the note. The new note is due December 31, 2011 and bears interest at 8% per annum.  The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, at a price per share equal to 50% of the lowest closing bid price for the preceding 10 days prior to the Company receiving notice of conversion. On March 23, 2011 and June 30, 2011, the debenture was convertible into 642,000,000 and 654,000,000 shares of the Company’s common stock, respectively.

On September 28, 2010, the Company entered into a third convertible debenture with the same original holder, with a principal amount and cash proceeds of $100,000. On March 23, 2011, the party who held the debenture assigned the debenture to a party unaffiliated with the Company, and the assignee renegotiated the terms of the note. The new note is currently due and bears interest at 8% per annum. The Company anticipates extending the maturity date to December 31, 2011.  The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, at a price per share equal to 50% of the lowest closing bid price for the preceding 10 days prior to the Company receiving notice of conversion. On March 23, 2011 and June 30, 2011, the debenture was convertible into 1,040,000,000 and 1.060,000,000 shares of the Company’s common stock, respectively. The Company has complied with the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of the embedded conversion option liability associated with the debentures.

NUMOBILE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 28, 2011 the Company entered into a convertible debenture for cash proceeds of $100,000. The debenture initially matures on September 28, 2011 and bears interest at 8% per annum. The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, at a price per share equal to 50% of the lowest closing bid price for the preceding 10 days prior to the Company receiving notice of conversion. On March 28, 2011 and June 30, 2011, the debenture was convertible into 916,666,667 and 851,683,333 shares of the Company’s common stock, respectively. The Company has complied with the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of the embedded conversion option liability associated with the debenture. The initial fair value of the conversion option feature was estimated at $73,433 on March 28, 2011 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at the issuance dates of the debentures are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.18%, and (4) expected life of 0.50 years.

On March 3, 2010, the Company entered into a convertible debenture for cash proceeds of $90,000, which is in addition to a convertible debenture outstanding with the same holder in the amount of $182,440. The entire $272,440 debenture matures on December 31, 2011 and bears interest at 8% per annum. The holder is entitled, at its option, to convert any or all of the outstanding principal plus accrued and unpaid interest at any time into shares of the Company’s common stock, at a price per share equal to 50% of the closing bid price of the common stock on the date that the Company receives notice of conversion. On March 3, 2010 and June 30, 2011, the entire debenture was convertible into 1,417,457 and 6,370,560,000 shares of the Company’s common stock, respectively. The initial fair value of the conversion option feature was estimated at $287,354 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at March 3, 2010 in connection with this debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.19%, and (4) expected life of 0.59 years.

On May 27, 2010, the Company issued and sold a convertible note in the principal amount of $260,000, for a purchase price of $250,000 (reflecting an original issue discount of $10,000), to St. George Investments, LLC. Principal and unpaid interest on the note is due six months from the date of issuance. The note bears interest at the rate of 12% per annum, payable upon maturity. Outstanding principal, and accrued interest thereon is convertible into such number of shares of the Company’s common stock, as is determined by dividing (i) the sum of (A) the Outstanding Amount, plus (B) an amount equal to 1% of the Outstanding Amount multiplied by the number of whole months elapsed from May 31, 2010 until the date of conversion but in no event less than 10% of the Outstanding Amount by (ii) the Conversion Price (as defined in the note) at that time. The conversion price is defined in the note as the lesser of (a) 60% of the average of the closing bid price of the Company’s common stock on each of the five immediately preceding trading days or (b) $1.25. During the six month period ending June 30, 2011, $190,420 of the outstanding balance was converted into 993,000,000 shares of common stock. On May 27, 2010 and June 30, 2011, the note was convertible into 4,373,089 and 750,375,000 shares of the Company’s common stock, respectively. The initial fair value of the conversion option feature was estimated at $151,637 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at May 27, 2010 in connection with this debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.23%, and (4) expected life of 0.50 years.

NUMOBILE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 2, 2010, a holder of 7,500 shares of the Company’s Series D convertible preferred stock, 2,500 shares of the Company’s Series E preferred stock, and $349,600 in a note payable exchanged these instruments into a new Series 2010-A convertible promissory note due December 31, 2012 in the amount of $750,000. The new note bears interest at 8% per annum, payable semi-annually in arrears, on January 1 and July 1 of each year during the note’s term, with the first payment due and payable on January 1, 2011. The new note, plus any accrued and unpaid interest, is convertible at the holder’s option at any time, into shares of the Company’s common stock at a conversion price equal to 50% of the lowest of the closing bid prices for the common stock for the ten trading days prior to and including the conversion date. During the six month period ending June 30, 2011, $247,019 of the outstanding balance was converted into 2,217,201,460 shares of common stock.  On December 2, 2010 and June 30, 2011, the note was convertible to 652,173,913 and 5,260,120,000 shares of the Company’s common stock, respectively. The initial fair value of the conversion option feature was estimated at $1,475,920 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at December 2, 2010 in connection with this debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.55%, and (4) expected life of 2.00 years.

On February 15, 2011, the Company exchanged a note payable $200,000 and accrued interest of $38,500 into a convertible note. Principal and unpaid interest on the note is due October 15, 2011. The note bears interest at the rate of 8% per annum, payable upon maturity. The note, plus any accrued and unpaid interest, is convertible at the holder’s option at any time, into shares of the Company’s common stock at a conversion price equal to 50% of the lowest of the closing bid prices for the common stock for the five trading days prior to and including the conversion date. On February 15, 2011 and June 30, 2011, the note was convertible to 1,093,125,000 and 2,037,500,000 shares of the Company’s common stock, respectively. The assumptions used in the Black-Scholes option pricing model at February 15, 2011 in connection with this debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.17%, and (4) expected life of 0.66 years.

On October 20, 2010, the employee who held a note due from the Company in the amount of $300,000 plus $27,000 in accrued interest assigned the note to a party unaffiliated with the Company, and the assignee renegotiated the terms of the note and amount due and payable from the Company. The original note was past due and the new holder waived any defaults, and the Company and the holder executed a replacement unsecured convertible promissory note with principal of $169,000. Interest on the replacement note accrues at a rate of 12% per annum; provided that upon occurrence of an event of default interest shall accrue at a rate of 18% per annum. The note is due on demand. At any time prior to payment in full of the entire outstanding principal amount of this note, plus accrued interest hereunder, fees and collection costs, the holder shall have the right, at holder’s option, to convert the outstanding amount on this note, in whole or in part, into the number of shares of common stock as is determined by dividing (i) the sum of (A) the conversion amount, plus (B) an amount equal to 1% of the conversion amount multiplied by the number of whole months elapsed from the date hereof until the date of conversion but in no event less than 10% of the conversion amount by (ii) the conversion price at that time. The conversion price means 60% of the lesser of (y) the average of the closing bid prices of the common stock on each of the five immediately preceding trading days, or (z) the closing bid price for the common stock for the trading day immediately preceding the date of conversion. On October 20, 2010 and June 30, 2011, the note was convertible to 34,812,734 and 1,513,958,333 shares of the Company’s common stock, respectively. The assumptions used in the Black-Scholes option pricing model at October 20, 2010 in connection with this replacement note are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.17%, and (4) expected life of 0.50 years.

NUMOBILE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 22, 2010, an unrelated party who held a note due from the Company in the amount of $223,844 plus $20,146 in accrued interest assigned the note to a party unaffiliated with the Company, and the assignee renegotiated the terms of the note and amount due and payable from the Company. The original note was past due and the new holder waived any defaults, and the Company and the holder executed a replacement unsecured convertible promissory note with principal of $133,152. Interest on the replacement note accrues at a rate of 12% per annum; provided that upon occurrence of an event of default interest shall accrue at a rate of 18% per annum. The note is due on demand. At any time prior to payment in full of the entire outstanding principal amount of this note, plus accrued interest hereunder, fees and collection costs, the holder shall have the right, at holder’s option, to convert the outstanding amount on this note, in whole or in part, into the number of shares of common stock as is determined by dividing (i) the sum of (A) the conversion amount, plus (B) an amount equal to 1% of the conversion amount multiplied by the number of whole months elapsed from the date hereof until the date of conversion but in no event less than 10% of the conversion amount by (ii) the conversion price at that time. The conversion price means 60% of the lesser of (y) the average of the closing bid prices of the common stock on each of the five immediately preceding trading days, or (z) the closing bid price for the common stock for the trading day immediately preceding the date of conversion. On October 22, 2010 and June 30, 2011, the note was convertible to 28,718,964 and 1,192,813,000 shares of the Company’s common stock, respectively. The assumptions used in the Black-Scholes option pricing model at October 22, 2010 in connection with this replacement note are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.17%, and (4) expected life of 0.50 years.

The fair value of the conversion option feature associated with the Company’s outstanding convertible debentures at June 30, 2011 and December 31, 2010 was $1,736,541 and $1,860,481, respectively. The Company recorded a change of $170,107 and $372,569  in its accompanying statements of operations for the three and six months ended June 30, 2011, respectively as change in accrued derivative liability, and $100,926 and $265,239 for the three and six months ended June 30, 2010, respectively. The assumptions used in the Black-Scholes option pricing model at June 30, 2011 in connection with the Company’s outstanding convertible debentures are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 0.00% - 1.76%, and (4) expected life of 0.00 - 5 years. Interest expense on the Company’s debt for the three and six months ended June 30, 2011 was $85,503 and $176,180, respectively. Interest expense on the Company’s debt for the three and six months ended June 30, 2010 was $57,283 and $119,369, respectively. Interest expense arising from amortization of debt discounts amounted to $ 124,663 and $159,344 during the three and six months ended June 30, 2011, respectively. Interest expense arising from amortization of debt discounts amounted to $ 128,802 and $404,070 during the three and six months ended June 30, 2010, respectively.

NOTE 4 – NOTE PAYABLE

Notes payable consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Note payable to investor; interest accrues at 12%; note is unsecured and due upon demand	$43,400	$108,400
Note payable to investor; interest accrues at 18%; note is unsecured and due upon demand	110,000	10,000
Note payable assumed in connection with purchase of Enhance Network Communication, Inc.	87,166	178,875
Note payable to shareholders of Stonewall Networks, Inc.; note is due on December 31, 2011	1,350,000	1,350,000
Note payable to investor; note is unsecured; interest accrues at 8% and due upon demand	100,000	100,000
Note payable to investor; note is unsecured; interest accrues at 8% and due upon demand	25,016	25,016
Note payable to investor; note is unsecured; interest accrues at 8% and due October 15, 2011.	410,058	610,058

	$2,125,640	$2,382,349

NUMOBILE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTE PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the follows at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Loan payable to company wholly owned by officer of Stonewall Networks, Inc.; interest accrued at Prime Rate plus 1%; note is unsecured and due upon demand	$400,178	$400,178
Note payable to employee of Stonewall Networks, Inc.; does not accrue interest; note is unsecured and due on demand	102,026	102,026
Note payable to company wholly owned by officer of Stonewall Networks, Inc.; does not accrue interest; note is unsecured and due on demand	16,184	18,815

	$518,388	$521,019

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

Common Stock

The Company had the following transactions in its common stock.

For the six months ended June 30, 2011, the Company issued:

●	4,776,237,573 shares of common stock for the conversion of convertible debt and notes payable of $594,147.

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

NUMOBILE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NUMOBILE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NUMOBILE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The rent expense recorded for the three months ended June 30, 2011 and 2010 was $3,362 and $20,287, respectively. The rent expense recorded for the six months ended June 30, 2011 and 2010 was $19,644 and $23,175, respectively.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events that occurred up to the time of the Company’s issuance of financial statements and has indentified no items of significance.

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

Operating Results for the Three Months Ended June 30, 2011 and 2010

Revenue.  Revenue for the three months ended June 30, 2011 and 2010 was $61,850 and $185,104, respectively. The decrease in revenue in 2011 compared to 2010 is the result of a decrease in the overall goods and services provided between the periods.

Operating Expenses.  Operating expenses for the three months ended June 30, 2011 and 2010 were $500,923 and $683,238, respectively.  The decrease from 2010 to 2011 is primarily the result of the operational expenses incurred in 2010 from our two subsidiaries acquired in late 2009, Enhance Network Communication, Inc. and Stonewall Networks, Inc. The subsequent expenses relating to their respective acquisition dates were completed in 2010 and no longer incurred in 2011.

Interest Expense and Financing Costs.  Interest expense for the three months ended June 30, 2011 and 2010 was $210,159 and $400,781, respectively.  The decrease in the interest expense and financing costs is the result of a reduction in the average outstanding debt due to an increase in debt conversions during 2011.

Change in Accrued Derivative Liability.  Change in accrued derivative liability for the three months ended June 30, 2011 and 2010 was $170,107 and $926, respectively. The change in derivative liability is directly related to the change in the accrued derivative liability balance, which fluctuates based on fair value each period.

Gain on conversion of debt to equity.  Gain on conversion of debt to equity for the three months ended June 30, 2011 and 2010 was $44,675 and $200,808, respectively. This amount represents the excess of the fair value of the stock issued over the carrying value of the debt that was converted, in instances where the debt’s terms did not contain a conversion provision.

Net Loss.  Net loss for the three months ended June 30, 2011 and 2010 was $434,450 and $803,383, respectively.  The difference is principally due to the change in accrued derivative liability.

Operating Results for the Six Months Ended June 30, 2011 and 2010

Revenue.  Revenue for the six months ended June 30, 2011 and 2010 was $118,243 and $273,944, respectively. The decrease in revenue in 2011 compared to 2010 is primarily the result of a decrease in the overall goods and services provided between the periods.

Operating Expenses.  Operating expenses for the six months ended June 30, 2011 and 2010 were $932,162 and $1,235,139, respectively.  The decrease from 2010 to 2011 is primarily the result of the operational expenses incurred in 2010 from our two subsidiaries acquired in late 2009, Enhance Network Communication, Inc. and Stonewall Networks, Inc. The subsequent expenses relating to their respective acquisition dates were completed in 2010 and no longer incurred in 2011.

Interest Expense and Financing Costs.  Interest expense for the six months ended June 30, 2011 and 2010 was $335,524 and $634,332, respectively.  The decrease in the interest expense and financing costs is the result of a reduction in the average outstanding debt due to an increase in debt conversions during 2011.

Change in Accrued Derivative Liability.  Change in accrued derivative liability for the six months ended June 30, 2011 and 2010 was $372,569 and $165,239, respectively. The change in derivative liability is directly related to the change in the accrued derivative liability balance, which fluctuates based on fair value each period.

Loss on conversion of debt to equity.  Loss on conversion of debt to equity for the six months ended June 30, 2011 and 2010 was $408,307 and $438,095, respectively. This amount represents the excess of the fair value of the stock issued over the carrying value of the debt that was converted, in instances where the debt’s terms did not contain a conversion provision.

Net Loss.  Net loss for the six months ended June 30, 2011 and 2010 was $1,185,181 and $2,025,439, respectively.  The difference is principally due to the change in accrued derivative liability.

Changes In Balance Sheet.  We had current assets of $71,586 at June 30, 2011.  We had total assets of $3,311,533 at June 30, 2011, total liabilities of $9,052,522 at June 30, 2011 and stockholders’ deficit of $5,740,989 at June 30, 2011.

Liquidity, Capital Resources and Cash Requirements.  During the six months ended June 30, 2011 net cash used in operating activities was $54,009 as compared to net cash used in operating activities of $269,982 for the six months ended June 30, 2010.  During the six months ended June 30, 2011, net cash used in investing was $0 as compared to net cash used in investing of $6,000 towards advances on loans receivables during the six months ended June 30, 2010.   Net cash provided by financing activities during the six months ended June 30, 2011 and 2010 was $93,369 and $290,502, respectively, primarily as a result of the net proceeds from notes payable.

As a result of the above, as of June 30, 2011, we had a cash position of $63,760.

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

We currently have sufficient cash to continue our operations for six months.  We will require additional funds through the receipt of conventional sources of capital or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. Management estimates that it will need to raise $1,500,000 over the next twelve months. There is no assurance we will be successful in raising additional capital or achieving profitable operations.

Change in Number of Employees

There has been no significant change in the number of employees during the six months ended June 30, 2011.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2011, the Company issued 4,776,237,573 shares of common stock upon conversion of convertible debt and notes in the amount of $594,147.

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

Item 3.   Defaults Upon Senior Securities

As of the filing of this document, we are currently in default on the following debt:

●	The Cove Partner convertible promissory note: Principal and interest owed as of the date of this filing is $150,019.

●	The St. George convertible promissory note: Principal and interest owed as of the date of this filing is $72,036.

●	The Cove Partner convertible promissory note: Principal and interest owed as of the date of this filing is $106,000.

●	The St. George convertible promissory note: Principal and interest owed as of the date of this filing is $143,138.

●	The St. George convertible promissory note: Principal and interest owed as of the date of this filing is $181,675.

Item 4.   [Removed and Reserved.]

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

No.	Description

31.1	Certification of the Principal Executive Officer and Principal Financial Officer under 18 U.S.C. section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer under 18 U.S.C. section 1350, as adopted in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NUMOBILE, INC.

	By:	/s/ James D. Tilton, Jr.
James D. Tilton, Jr.
Chairman, President, Secretary and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)
Dated: August 10, 2011